Form 10-Q
period 2021-03-31
RMR Mortgage Trust
filed 2021-05-07
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34383

RMR Mortgage Trust
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-4649929
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634
(Address of Principal Executive Offices)                            (Zip Code)
Registrant’s Telephone Number, Including Area Code 617-332-9530
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest	RMRM	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of April 30, 2021: 10,202,009

RMR MORTGAGE TRUST
FORM 10-Q
March 31, 2021

References in this Quarterly Report on Form 10-Q to the Company, the Trust, RMRM, we, us or our include RMR Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
RMR MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEET
(dollars in thousands, except per share data)
(unaudited)

March 31,
2021
ASSETS
Cash and cash equivalents	$46,839
Restricted cash	220
Loans held for investment, net	147,247
Accrued interest receivable	456
Prepaid expenses and other assets	305
Total assets	$195,067

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$1,121
Due to related persons	702
Total liabilities	1,823

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; unlimited number of shares authorized; 10,202,009 shares issued and outstanding	10
Additional paid in capital	192,884
Cumulative net income	350
Total shareholders' equity	193,244
Total liabilities and shareholders' equity	$195,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES (Predecessor Basis)
(dollars in thousands, except per share data)
(unaudited)

December 31, 2020
ASSETS
Cash and cash equivalents	$103,314
Loans held for investment (cost $91,879)	91,879
Restricted cash	250
Dividends and interest receivable	139
Prepaid expenses	345
Other assets	128
Total assets	196,055
LIABILITIES
Accrued income taxes	2,386
Accrued expenses and other liabilities	491
Advisory fee payable	141
Deferred revenue	82
Compliance and internal audit costs payable	31
Administrative fee payable	30
Total liabilities	3,161
Net assets attributable to common shares	$192,894
Composition of net assets attributable to common shares
Common shares, $0.001 par value per share; unlimited number of shares authorized	$10
Additional paid in capital	192,884
Net assets attributable to common shares	$192,894
Common shares outstanding	10,202
Net asset value per share attributable to common shares	$18.91

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

Three Months Ended March 31, 2021
INCOME FROM INVESTMENTS:
Interest income from investments	$2,001

OTHER EXPENSES:
Base management fees	715
General and administrative expenses	592
Reimbursement of shared services expenses	326
Total expenses	1,633

Income before income tax expense	368
Income tax expense	(18)
Net income	$350

Weighted average common shares outstanding	10,202

Net income per common share	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONSOLIDATED STATEMENT OF OPERATIONS (Predecessor Basis)
(amounts in thousands)
(unaudited)

Three Months Ended March 31, 2020
INVESTMENT INCOME:
Dividend income	$4,129
Interest income	21
Other income	15
Total investment income	4,165
EXPENSES:
Advisory	705
Legal	37
Compliance and internal audit	34
Shareholder reporting	18
Custodian	24
Administrative	24
Preferred share remarketing and auction fees	18
Audit	12
Trustees' fees and expenses	15
Other	53
Total expenses before interest expense	940
Interest expense	554
Total expenses	1,494
Net investment income	2,671
Realized and change in unrealized gain (loss) on investments
Net realized gain on investments	915
Net change in unrealized losses on investments	(123,346)
Net realized and change in unrealized losses on investments	(122,431)
Net decrease in net assets before preferred distributions resulting from operations	(119,760)
Distributions to preferred shareholders from net investment income	(126)
Net decrease in net assets attributable to common shares resulting from operations	$(119,886)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative
	Shares	Shares	Capital	Net Income	Total
Net assets at December 31, 2020	10,202	$10	$192,884	$—	$192,894
Net income	—	—	—	350	350
Shareholders' equity at March 31, 2021	10,202	$10	$192,884	$350	$193,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Predecessor Basis)
(amounts in thousands)
(unaudited)

Three Months Ended March 31, 2020
Decrease in net assets resulting from operations
Net investment income	$2,671
Net realized gain on investments	915
Net change in unrealized losses on investments	(123,346)
Distributions to preferred shareholders	(126)
Net decrease in net assets attributable to common shares resulting from operations	(119,886)
Distributions to common shareholders from:
Distributable earnings	(3,367)
Total distributions to common shareholders	(3,367)
Total decrease in net assets attributable to common shares	(123,253)
Net assets attributable to common shares
Beginning of period	255,326
End of period	$132,073
Common shares issued and repurchased
Shares outstanding, beginning of period	10,202
Shares outstanding, end of period	10,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

Three Months Ended March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$350
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of loan origination and exit fees	(254)
Changes in operating assets and liabilities:
Accrued interest receivable and interest advances	(436)
Prepaid expenses and other assets	217
Accounts payable, accrued liabilities and deposits	(1,815)
Due to related persons	553
Net cash used in operating activities	(1,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(54,840)
Additional funding of loans held for investment	(204)
Net cash used in investing activities	(55,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of deferred financing costs	(76)
Net cash used in financing activities	(76)

Decrease in cash, cash equivalents and restricted cash	(56,505)
Cash, cash equivalents and restricted cash at beginning of period	103,564
Cash, cash equivalents and restricted cash at end of period	$47,059

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$1,830

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the amounts shown in the condensed consolidated statement of cash flows:

As of March 31, 2021
Cash and cash equivalents	$46,839
Restricted cash	220
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$47,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS (Predecessor Basis)
(dollars in thousands)
(unaudited)

Three Months Ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets before preferred distributions resulting from operations	$(119,760)
Adjustments to reconcile net decrease in net assets before preferred distributions resulting from operations to cash provided by operating activities:
Purchases of long term investments	(5,757)
Proceeds from sales of long term investments	4,900
Net sales of short term investments	3,099
Changes in assets and liabilities:
Dividends and interest receivable and other assets	524
Receivable for securities sold	(1,849)
Prepaid expenses	28
Interest payable	(55)
Payable for securities purchased	(10)
Advisory fee payable	(63)
Compliance and internal audit costs payable	34
Administrative fee payable	(20)
Accrued expenses and other liabilities	38
Net unrealized losses on investments	123,346
Net realized gain on investments and foreign currency transactions	(915)
Cash provided by operating activities	3,540

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to preferred shareholders	(130)
Distributions paid to common shareholders	(3,367)
Cash used in financing activities	(3,497)

Increase in cash and cash equivalents	43
Cash and cash equivalents at beginning of period	7
Cash and cash equivalents at end of period	$50

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and fees on borrowings	$609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONSOLIDATED PORTFOLIO OF INVESTMENTS - DECEMBER 31, 2020 (Predecessor Basis)
(dollars in thousands)
(unaudited)

Location	Property Type	Committed Principal Amount	Coupon Rate	Origination Date	Maturity Date	Cost	Value
MORTGAGE LOANS HELD FOR INVESTMENT 47.6% (1)
Downers Grove, IL	Office	$30,000	L + 4.25%	09/25/2020	11/25/2023	$29,232	$29,232
Durham, NC	Lab	$21,500	L + 4.35%	12/17/2020	12/17/2023	13,281	13,281
Los Angeles, CA	Retail	$24,600	L + 4.25%	12/17/2020	12/17/2022	17,029	17,029
Aurora, IL	Office	$16,500	L + 4.35%	12/18/2020	12/18/2023	14,540	14,540
Berkeley, CA	Lab	$19,120	L + 4.35%	12/30/2020	12/30/2023	17,797	17,797
Total Mortgage Loans - 47.6%						$91,879	91,879
Other assets less liabilities - 52.4% (2)							101,015
Net Assets attributable to common shareholders – 100.0%							$192,894

(1)The mortgage loans we invest in are not registered under the securities laws. These mortgage loans are valued using Level III inputs as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP.
(2)Please refer to our Consolidated Statement of Assets and Liabilities for further information on these amounts.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization

RMR Mortgage Trust (formerly known as RMR Real Estate Income Fund), or we, us, our, or the Trust, is a Maryland statutory trust. We were previously registered under the Investment Company Act of 1940, as amended, or the 1940 Act, as a closed-end management investment company. Our investment objective while we operated as a registered investment company was investing in equity securities of real estate companies.

On January 5, 2021, the Securities and Exchange Commission, or the SEC, issued an order granting our request to deregister as an investment company under the 1940 Act. As a result, the Trust changed its SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The issuance of the deregistration order enabled us to proceed with full implementation of our new business mandate to operate as a real estate investment trust, or REIT, that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate, or CRE, or the Business Change.

On April 26, 2021, we and Tremont Mortgage Trust, or TRMT, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, TRMT has agreed to merge with and into us, with us continuing as the surviving entity in the merger, or the Merger. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, or the Effective Time, each common share of beneficial interest, $0.01 par value per share, of TRMT, or TRMT Common Shares, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.52, or the Exchange Ratio, of one newly issued common share of beneficial interest, $0.001 par value per share, of us, or the RMRM Common Shares, subject to adjustment as described in the Merger Agreement, with cash paid in lieu of fractional shares. Under the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of the RMRM Common Shares or the TRMT Common Shares prior to the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, any unvested TRMT Common Share awards outstanding under TRMT's equity compensation plan generally will be converted into an unvested RMRM Common Share award under our equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, determined by multiplying the number of unvested TRMT Common Shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). The Merger and the other transactions contemplated by the Merger Agreement are collectively referred to herein as the Transactions.

Following the consummation of the Merger, the combined company will continue to be managed by our and TRMT’s current manager, Tremont Realty Advisors LLC, or TRA or our Manager, pursuant to the terms of our existing management agreement with TRA. Contemporaneously with the execution of the Merger Agreement, we, TRMT and TRA entered into a letter agreement, or the TRA Letter Agreement, pursuant to which, on the terms and subject to conditions contained therein, we, TRMT and TRA have acknowledged and agreed that, effective upon consummation of the Merger, TRMT shall have terminated its management agreement with TRA, and TRA shall have waived its right to receive payment of the termination fee pursuant to such agreement. In consideration of this waiver, we have agreed that, effective upon consummation of the Merger and the termination of TRMT's management agreement with TRA, certain of the expenses TRA had paid on behalf of TRMT pursuant to such management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with TRA. The TRA Letter Agreement further provides that such termination by TRMT and waiver by TRA shall apply only in respect of the Merger and will not apply in respect of any competing proposal or superior proposal (as those terms are defined in the Merger Agreement) or to any other transaction or arrangement.

Contemporaneously with the execution of the Merger Agreement, we entered into a voting agreement with TRA, or the Voting Agreement, pursuant to which TRA has agreed to vote all of the TRMT Common Shares which it is entitled to vote in favor of approval of the Merger and the other Transactions to which TRMT is a party at the special meeting of TRMT's shareholders held for that purpose and against any competing acquisition proposal.

Also contemporaneously with the execution of the Merger Agreement, TRMT entered into a voting agreement with Diane Portnoy, pursuant to which Ms. Portnoy has agreed to vote all of our common shares which she is entitled to vote in favor of approval of the Merger Share Issuance at the special meeting of our shareholders held for that purpose and against any competing acquisition proposal.

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 2. Basis of Presentation.
Prior to the Business Change, the Trust was accounted for as an investment company in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, or the Predecessor Basis. Upon the Business Change, we discontinued the application of guidance in ASC Topic 946 and prospectively applied the guidance required under GAAP, applicable to companies that are not investment companies, or the Successor Basis. As a result of these changes, our condensed consolidated financial statements as of and for the three months ended March 31, 2021 are presented separately from our financial statements on the Predecessor Basis, as of and for the periods prior to the Business Change. The results of operations from January 1, 2021 through January 4, 2021 were not material to the Trust's condensed consolidated financial statements and have not been presented separately, but they are included in our statement of operations for the three months ended March 31, 2021.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include the fair value of financial instruments.
Note 3. Summary of Significant Accounting Policies
Consolidation. These consolidated financial statements include the accounts of us and our subsidiaries, all of which are 100% owned directly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

For each investment we make, we evaluate whether consolidation of the borrower's financial statements is required under GAAP. GAAP addresses the application of consolidation principles to an investor with a controlling financial interest.

Cash, Cash Equivalents and Restricted Cash. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted cash primarily consists of deposit proceeds from potential borrowers when originating loans, which may be returned to the applicable borrower upon the closing of the loan, after deducting any transaction costs paid by us for the benefit of such borrower.
Loans Held for Investment. Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity, if earlier, repayment. Loans that are held for investment are carried at cost, net of unamortized loan origination and accreted exit fees that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate are held at the lower of cost or fair value less cost to sell.
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. Factors considered in these evaluations include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current loan to value ratio, or LTV, debt yield, collateral performance, structure, exit plan and sponsorship. Loans are rated “1” (lower risk) through “5” (impaired/loss likely) as defined below:
"1" lower risk—Criteria reflects a sponsor having a strong financial condition and low credit risk and our evaluation of management's experience; collateral performance exceeding performance metrics included in the business plan or credit underwriting; and the property demonstrating stabilized occupancy and/or market rates, resulting in strong current cash flow and net operating income and/or having a very low LTV.
"2" average risk—Criteria reflects a sponsor having a stable financial condition and our evaluation of management's experience; collateral performance meeting or exceeding substantially all performance metrics included in the business plan or credit underwriting; and the property demonstrating improved occupancy at market rents, resulting in sufficient current cash flow and/or having a low LTV.

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

"3" acceptable risk—Criteria reflects a sponsor having a history of repaying loans at maturity and meeting its credit obligations and our evaluation of management's experience; collateral performance expected to meet performance metrics included in the business plan or credit underwriting; and the property having a moderate LTV. New loans and loans with a limited history will typically be assigned this rating and will be adjusted to other levels from time to time as appropriate.
"4" higher risk—Criteria reflects a sponsor having a history of unresolved missed or late payments, maturity extensions and difficulty timely fulfilling its credit obligations and our evaluation of management's experience; collateral performance failing to meet the business plan or credit underwriting; the existence of a risk of default possibly leading to a loss and/or potential weaknesses that deserve management’s attention; and/or the property having a high LTV.
"5" impaired/loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds in lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and/or the property having a very high LTV.
See Note 5 for further information regarding our current loan portfolio’s assessment under our internal risk rating policy.
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of this estimated fair value involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments regarding certain circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly, and record a corresponding charge to net income in our condensed consolidated statements of operations.
As of March 31, 2021, we have not recorded any allowances for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loan agreements with borrowers.
Fair Value of Financial Instruments. FASB ASC Topic 820-10, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands the required disclosure regarding fair value measurements. ASC Topic 820-10 defines fair value as the price that would be received for a financial instrument in a current sale, which assumes an orderly transaction between market participants on the measurement date. We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes the inputs used in measuring fair value. GAAP establishes market based or observable inputs as the preferred source of values followed by valuation models using management assumptions in the absence of market inputs. The three levels of inputs that may be used to measure fair value are as follows:
    Level I—Inputs include quoted prices in active markets for identical assets or liabilities that we have the ability to access.
    Level II—Inputs include quoted prices in markets that are less active or inactive or for which all significant inputs are observable, either directly or indirectly.
    Level III—Inputs include unobservable prices and are supported by little or no market activity and are significant to the overall fair value measurement.
Loan Deferred Fees. Loan origination and exit fees are reflected in loans held for investment, net, in our condensed consolidated balance sheet and include fees charged to borrowers. These fees are amortized and accreted, respectively, into interest income over the life of the related loans held for investment.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as an offset to the related liability and amortized over the respective financing terms and are recorded in our condensed consolidated statement of

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

operations as a component of interest and related expenses. At March 31, 2021, we had approximately $76 of capitalized financing costs.
Net Income Per Common Share. We calculate net income per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding during the period. At March 31, 2021 and December 31, 2020, no warrants, options or other types or classes of securities existed that could be potentially dilutive to our common shares outstanding.

Revenue Recognition. Interest income related to our first mortgage whole loans secured by CRE will generally be accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, will be amortized or accreted into interest income over the remaining lives of the loans using the effective interest method, as adjusted for any prepayments.

If a loan's interest or principal payments are not paid when due and there is uncertainty that such payments will be collected, the loan may be categorized as non-accrual and no interest will be recorded unless it is collected. When all overdue payments are collected and, in our judgment, a loan is likely to remain current, it may be re-categorized as accrual.

For loans purchased at a discount, GAAP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. GAAP also requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected from such loans generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recorded as an impairment.

Securities Transactions and Investment Income. Under the Predecessor Basis, we recorded securities transactions on a trade date basis, dividend income on the ex-dividend date and any non-cash dividends at the fair market value of the securities received. We use the accrual method for recording interest income, including accretion of original issue discount, where applicable, and accretion of discount on short term investments and identified cost basis for realized gains and losses from securities transactions. The difference between cost and fair value for investments we continue to hold is reflected as unrealized gain (loss), and any change in that amount from a prior period is reflected in the accompanying consolidated statement of operations.

Note 4. Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As a smaller reporting company, we expect to adopt ASU No. 2016-13 on January 1, 2023. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions on contract modifications meeting certain criteria to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to the alternative reference rates. For a contract that meets the criteria, this ASU generally allows an entity to account for and present modifications as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. This ASU was effective upon issuance and can be applied through December 31, 2022. The adoption of ASU No. 2020-04 did not have a material impact on our condensed consolidated financial statements.

Note 5. Loans Held for Investment
    We originate first mortgage whole loans secured by middle market and transitional CRE, which are generally to be held as long term investments. We funded our existing loan portfolio using cash on hand.

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides overall statistics for our loan portfolio as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021 (Successor Basis)	As of December 31, 2020 (Predecessor Basis)
Number of loans	7	5
Total loan commitments	$177,195	$111,720
Unfunded loan commitments (1)(2)	$28,613	$18,857
Principal balance (2)	$148,652	$92,863
Unamortized net deferred origination fees	$(1,405)	$(984)
Carrying value	$147,247	$91,879
Weighted average coupon rate	4.99%	5.08%
Weighted average all in yield (3)	5.65%	5.71%
Weighted average maximum maturity (years) (4)	4.3	4.2
Weighted average risk rating	3.0	3.0
Weighted average LTV (5)	67%	68%
(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)    The principal balance at March 31, 2021 includes $69 of capitalized interest that does not reduce the amount of unfunded loan commitments.
(3)     All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan and including amortization of deferred fees over the initial term of the loan.
(4)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(5)     LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.
The table below represents our loan activities during the three months ended March 31, 2021:

	Principal Balance	Deferred Fees	Carrying Value
Balance at December 31, 2020 (Predecessor Basis)	$92,863	$(984)	$91,879
Additional funding	274	—	274
Originations	55,515	(675)	54,840
Net amortization of deferred fees	—	254	254
Balance at March 31, 2021 (Successor Basis)	$148,652	$(1,405)	$147,247

In April 2021, we originated a first mortgage whole loan of $34,275 to refinance an office/industrial property with 288,275 square feet located in Colorado Springs, Colorado. This loan requires the borrower to pay interest at the floating rate of LIBOR plus a premium of 450 basis points per annum. This floating rate loan includes an initial funding of $28,970 and a future funding allowance of $5,305 for tenant improvements, leasing commissions and capital expenditures and has a three year initial term with one one-year extension option, subject to the borrower meeting certain conditions.
Also in April 2021, we originated a first mortgage whole loan of $39,240 to finance the acquisition of two cold storage industrial buildings located in Londonderry, New Hampshire. This loan requires the borrower to pay interest at the floating rate of LIBOR plus a premium of 400 basis points per annum. This floating rate loan includes an initial funding of $34,200 and a future funding allowance of $5,040 for tenant improvements, leasing commissions and capital expenditures and has a three year initial term with two one-year extension options, subject to the borrower meeting certain conditions.

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

    The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Successor Basis)			December 31, 2020 (Predecessor Basis)
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office (1)	3	$48,979	33%	2	$38,106	41%
Multifamily	1	44,119	30%	—	—	—%
Lab	2	31,139	21%	2	31,078	34%
Retail	1	17,344	12%	1	17,029	19%
Industrial (1)	—	5,666	4%	—	5,666	6%
	7	$147,247	100%	5	$91,879	100%
(1)    Our loan investment secured by a mixed use property consisting of office space and an industrial warehouse in Aurora, IL is classified as office for the purpose of counting the number of loans in our portfolio. The carrying value of this loan investment is reflected in office and industrial based on the fair value of the buildings at the time of origination relative to the total fair value of the property.

	March 31, 2021 (Successor Basis)			December 31, 2020 (Predecessor Basis)
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Midwest	3	$87,960	60%	2	$43,772	48%
West	2	35,167	24%	2	34,826	38%
South	2	24,120	16%	1	13,281	14%
	7	$147,247	100%	5	$91,879	100%
Loan Risk Ratings
    We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The following table allocates the carrying value of our loan portfolio at March 31, 2021 and December 31, 2020 based on our internal risk rating policy:

	March 31, 2021 (Successor Basis)		December 31, 2020 (Predecessor Basis)
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	—	—	—	—
3	7	147,247	5	91,879
4	—	—	—	—
5	—	—	—	—
	7	$147,247	5	$91,879
    The weighted average risk rating of our loans by carrying value was 3.0 as of March 31, 2021 and December 31, 2020. We did not have any impaired loans or nonaccrual loans as of March 31, 2021 or December 31, 2020. See Note 3 for further information regarding our loan risk ratings.

    As of April 30, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

Note 6. Debt Agreements
On February 18, 2021, one of our wholly owned subsidiaries entered into a master repurchase agreement, or the Master Repurchase Agreement, with UBS AG, or UBS, for a master repurchase facility, or the Master Repurchase Facility, pursuant to which we may sell to UBS, and later repurchase, commercial mortgage loans, or the Purchased Assets. The expiration date of the Master Repurchase Agreement is February 18, 2024, unless extended or earlier terminated in accordance

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

with the terms of the Master Repurchase Agreement. Pursuant to the Master Repurchase Agreement, we will pay UBS a non-refundable upfront fee that is equal to 0.50% of the applicable tranche amount on each Purchase Date (as each term is defined in the Master Repurchase Agreement). While the Master Repurchase Facility has no maximum facility amount, we expect the advancements under the Master Repurchase Facility to not exceed our equity, which is as of March 31, 2021 is $193,244. Our equity will change from time-to-time and may increase or decrease. We expect that the size of our Master Repurchase Facility may similarly change as our equity changes.

Under the Master Repurchase Facility, the initial purchase price paid by UBS for each Purchased Asset is up to 75% of the lesser of the market value of the Purchased Asset and the unpaid principal balance of such Purchased Asset, subject to UBS’s approval. Upon the repurchase of a Purchased Asset, we are required to pay UBS the outstanding purchase price of the Purchased Asset, accrued interest and all accrued and unpaid expenses of UBS relating to such Purchased Assets. The pricing rate (or interest rate) relating to a Purchased Asset is equal to one month LIBOR plus a customary premium within a fixed range, determined by the debt yield and property type of the Purchased Asset’s real estate collateral. UBS has the discretion under our Master Repurchase Agreement to make advancements at margins higher than 75%.

In connection with our Master Repurchase Agreement, we entered into a guaranty, or the Guaranty, which requires us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well any costs and expenses of UBS related to our Master Repurchase Agreement. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity and a total indebtedness to stockholders equity ratio.

The Master Repurchase Facility also contains margin maintenance provisions that provide UBS with the right, in certain circumstances related to a Credit Event (as defined in the Master Repurchase Agreement) to redetermine the value of Purchased Assets. Where a decline in the value of such Purchased Assets has resulted in a margin deficit, UBS may require us to eliminate any margin deficit through a combination of Purchased Asset repurchases and cash transfers to UBS subject to UBS’s approval.

As of March 31, 2021 we had no outstanding balance under our Master Repurchase Facility and as of April 30, 2021 we had a $23,172 aggregate outstanding principal balance under our Master Repurchase Facility.

For the three months ended March 31, 2020, we recorded interest expense of $554 related to our revolving credit facility, or the Facility, with BNP Paribas Prime Brokerage International Ltd, or PBL. In November 2020, we repaid all outstanding amounts and terminated the Facility with PBL.

Note 7. Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level I) and the lowest priority to unobservable inputs (Level III). A financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
The carrying values of cash and cash equivalents, restricted cash and accounts payable approximate their fair values due to the short term nature of these financial instruments.
We estimate the fair values of our loans held for investment using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on LTV, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the one month LIBOR (Level III inputs as defined in the fair value hierarchy under GAAP).

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides information regarding our financial assets:

	March 31, 2021 (Successor Basis)		December 31, 2020 (Predecessor Basis)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$147,247	$146,400	$91,879	$91,879

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2021.
Note 8. Shareholders' Equity
On April 15, 2021, we declared a quarterly distribution of $0.15 per common share for the first quarter of 2021, or approximately $1,530, to shareholders of record on April 26, 2021. We expect to pay this distribution on or about May 20, 2021.
Note 9. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager, pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
Prior Agreements with RMR Advisors

    Administration Agreement. Prior to its merger with our Manager on January 6, 2021, RMR Advisors LLC, or RMR Advisors, performed administrative functions for us pursuant to an administration agreement with us. RMR Advisors was also a party to a subadministration agreement with State Street Bank and Trust Company, or State Street, to perform substantially all fund accounting and other administrative services for us. Under the administration agreement, RMR Advisors was entitled to reimbursement of the cost of providing administrative services. On January 6, 2021, RMR Advisors merged with and into our Manager, with our Manager being the surviving entity, and our Manager assumed the administration agreement with us and the subadministration agreement with State Street. Each of those agreements was terminated, effective March 16, 2021. We incurred administration service fees of $24 for the three months ended March 31, 2020, all of which related to the subadministration service fees payable by RMR Advisors to State Street and reimbursable by us; we did not incur any additional administration service fees beyond those reimbursable amounts for that period.

    Investment Advisory Agreement. Prior to January 5, 2021, RMR Advisors provided us with a continuous investment program, made day to day investment decisions and generally managed our business affairs in accordance with our investment objectives and policies as a registered investment company pursuant to an investment advisory agreement. The investment advisory agreement was terminated on January 5, 2021 with our deregistration as an investment company. Pursuant to the investment advisory agreement, RMR Advisors was compensated at an annual rate of 0.85% of our average daily managed assets. We incurred advisory fees of $705 for the three months ended March 31, 2020 and for the period from January 1, 2021 to January 5, 2021, we incurred advisory fees of $22 which is included in base management fees in our condensed consolidated statement of operations. For the three months ended March 31, 2020, we incurred internal audit and compliance costs reimbursable to RMR Advisors of $34.

Current Management Agreement with our Manager

Effective January 5, 2021, our Manager provides services to us pursuant to a new management agreement. We recognized base management fees of $715 for the three months ended March 31, 2021. Pursuant to the terms of our management agreement, no management incentive fees are payable until the first full quarter following the effective date of the management agreement and, thereafter, any management incentive fees would be subject to our Manager earning those fees in accordance with the management agreement.

Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

adopted by us. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by The RMR LLC Group, or RMR LLC, pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC. These reimbursements include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $352 payable to our Manager for the three months ended March 31, 2021. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.

Contemporaneously with the execution of the Merger Agreement, we, TRMT and TRA entered into the TRA Letter Agreement, pursuant to which, on the terms and subject to conditions contained therein, we, TRMT and TRA have acknowledged and agreed that, effective upon consummation of the Merger, TRMT shall have terminated its management agreement with TRA, and TRA shall have waived its right to receive payment of the termination fee pursuant to such agreement. In consideration of this waiver, we have agreed that, effective upon consummation of the Merger and the termination of TRMT’s management agreement with TRA, certain of the expenses TRA had paid on behalf of TRMT pursuant to such management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with TRA. The TRA Letter Agreement further provides that such termination by TRMT and waiver by TRA shall apply only in respect of the Merger and will not apply in respect of any competing proposal or superior proposal (as those terms are defined in the Merger Agreement) or to any other transaction or arrangement. See Note 1 for further information regarding the TRA Letter Agreement and the Merger.

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. RMR LLC provides certain shared services to our Manager that are applicable to us, and we reimburse our Manager for the amounts it pays for those services. One of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. In connection with the Business Change, our Board appointed Thomas J. Lorenzini as our President and G. Douglas Lanois as our Chief Financial Officer and Treasurer. Mr. Lorenzini and Mr. Lanois succeeded Fernando Diaz and Brian E. Donley, respectively, who each resigned from our Company, effective January 5, 2021. In addition, on January 5, 2021, Jennifer B. Clark resigned as our Managing Trustee, and our Board elected Matthew P. Jordan as successor Managing Trustee to fill the vacancy created by Ms. Clark’s resignation. Also effective January 1, 2021, Mr. Jordan was appointed as a director and the president and chief executive officer of our Manager. Mr. Jordan is an officer of RMR Inc., he and Messrs. Lorenzini and Lanois are both officers of RMR LLC and Messrs. Lorenzini and Lanois are also officers of our Manager. In addition, each of our other officers is also an officer and/or employee of our Manager or RMR LLC.

Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees and boards of directors of several of these public companies and as a managing director or managing trustee of all of these companies and other officers of RMR LLC, including Mr. Jordan and certain of our other officers and officers of our Manager, serve as managing trustees, managing directors or officers of certain of these companies.

Our Manager, Tremont Realty Advisors LLC. We have a management agreement with our Manager to provide management services to us. See Note 9 for further information regarding our management agreement with our Manager. Our Manager also provides management services to Tremont Mortgage Trust, or TRMT, a mortgage REIT that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional CRE.

Tremont Mortgage Trust. As described further in Note 1, on April 26, 2021, we and TRMT entered into the Merger Agreement. Adam D. Portnoy and Matthew P. Jordan, our Managing Trustees, are also TRMT’s managing trustees. Thomas J. Lorenzini, our President, also serves as president of TRMT, and G. Douglas Lanois, our Chief Financial Officer and Treasurer, also serves as chief financial officer and treasurer of TRMT. John L. Harrington serves as one of our Independent Trustees and is also an independent trustee of TRMT, and Joseph L. Morea, one of our independent trustees, previously served as an

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

independent trustee of TRMT; Jeffrey P. Somers, one of our independent trustees, previously served as an independent trustee of TRMT. See Note 1 for further information regarding the Merger Agreement.

For further information about these and other such relationships and certain other related person transactions, refer to our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and to our Current Report on Form 8-K dated April 26, 2021.

Note 11. Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, effective for our 2020 taxable year. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our condensed consolidated statements of operations.
Note 12. Commitments and Contingencies
Unfunded Loan Commitments
As of March 31, 2021, we had unfunded commitments of $28,613 related to our loans held for investment that are not reflected in our condensed consolidated balance sheet. These unfunded commitments had a weighted average initial maturity of 2.6 years as of March 31, 2021. See Note 5 for further information related to our loans held for investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
OVERVIEW (dollars in thousands, except share data)
We are a Maryland statutory trust. We were previously registered under the 1940 Act, as a closed-end management investment company. Our investment objective while we operated as a registered investment company was investing in equity securities of real estate companies.

On January 5, 2021, the SEC issued an order granting our request to deregister as an investment company under the 1940 Act. As a result, we changed our SEC registration to a reporting company under the Exchange Act. The issuance of the deregistration order enabled us to proceed with full implementation of our new business mandate to operate as a real estate investment trust that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional CRE. As a result of these changes to our business, we have not provided a comparison of our financial condition, any changes to financial conditions and results of operations to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders. The discussion herein is principally limited to our operations during the period following the SEC’s issuance of the deregistration order on January 5, 2021 to March 31, 2021. The results of operations from January 1, 2021 through January 4, 2021 were not material to our condensed consolidated financial statements and have not been presented or discussed separately, but they are included in our results of operations for the three months ended March 31, 2021.

Under our new business strategy of originating and investing in first mortgage whole loans secured by middle market and transitional CRE, we define middle market CRE as commercial properties that have values up to $100,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. These assets are classified as loans held for investment in our condensed consolidated balance sheet. Loans held for investment are reported at cost, net of any unamortized loan fees and origination costs as applicable, unless the assets are deemed impaired.

Our Manager is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.

We operate our business in a manner consistent with our qualification for taxation as a REIT under the IRC. As such, we generally are not subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We also operate our business in a manner that permits us to maintain our exemption from registration under the 1940 Act.

As noted earlier in this Quarterly Report on Form 10-Q, on April 26, 2021, we entered into the Merger Agreement with TRMT pursuant to which we have agreed, on the terms and subject to the conditions set forth therein, to consummate the Merger and the other Transactions, subject to the satisfaction or waiver of certain conditions. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each of TRMT's common shares issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Exchange Ratio of one newly issued RMRM Common Share, subject to adjustment as described in the Merger Agreement, with cash paid in lieu of fractional shares. Under the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the TRMT Common Shares prior to the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, any unvested common share awards outstanding under TRMT's equity compensation plan generally will be converted into our unvested Common Share award under our equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, determined by multiplying the number of TRMT's unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). Pursuant to the Merger Agreement, effective upon consummation of the Merger, our Declaration of Trust will be amended to, among other things, change our name to "Seven Hills Realty Capital” and provide our board of trustees authority to effect the conversion of us into a Maryland real estate investment trust without shareholder approval. Following the consummation of the Merger, our common shares will continue to trade on Nasdaq under the new ticker symbol “SHRC”.

The completion of the Merger is subject to the satisfaction or waiver of various conditions, including, among other things: (1) approval of the Merger and the other Transactions to which TRMT is a party by at least a majority of all the votes entitled to be cast by holders of its outstanding common shares at the special meeting of its shareholders held for that purpose;

(2) approval of the issuance of our Common Shares to be issued in the Merger, or the Merger Share Issuance, by at least a majority of all the votes cast by the holders of outstanding of our Common Shares entitled to vote at the special meeting of our shareholders at which a quorum is present and held for that purpose; (3) the absence of any law or order by any governmental authority prohibiting, making illegal, enjoining or otherwise restricting, preventing or prohibiting the consummation of the Merger and the other Transactions; (4) the effectiveness of the registration statement on Form S-4, or the Form S-4, to be filed by us with the SEC to register our Common Shares to be issued in the Merger; (5) Nasdaq’s approval of the listing of our Common Shares to be issued in the Merger, subject to official notice of issuance; and (6) the receipt of certain tax opinions from each party’s tax counsel. The Merger is expected to close in the third quarter of 2021, and the Merger Agreement provides that either party may terminate the agreement if the Merger is not consummated by December 31, 2021. The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and to provide a tax-free exchange for TRMT's shareholders for our Common Share consideration TRMT receives in the Merger, except that TRMT's shareholders generally may recognize gain or loss with respect to cash received in lieu of fractional shares of our Common Shares.

The Merger Agreement contains certain customary representations, warranties and covenants, including, among others, covenants with respect to the conduct of our and TRMT’s respective businesses prior to closing, subject to certain consent rights by us and TRMT, respectively, and covenants prohibiting us and TRMT from soliciting, providing information or entering into discussions concerning TRMT competing proposals (generally defined as proposals for 20% or more of the assets, revenues or earnings or equity of the applicable party), subject to certain exceptions.

The Merger Agreement contains certain termination rights for both us and TRMT, including that under specified circumstances, either party is entitled to terminate the Merger Agreement to accept a superior proposal (generally defined as proposals for 75% or more of the assets, revenues or earnings or equity of such party, which proposal such party’s board of trustees (or an authorized committee thereof) has determined in good faith, after consultation with outside financial advisors and outside legal counsel, (1) would, if consummated, result in a transaction that is more favorable to the shareholders of such party from a financial point of view than the Merger and the other Transactions, (2) for which the third party has demonstrated that the financing for such superior proposal is fully committed or is reasonably likely to be obtained, and (3) which is reasonably likely to receive all required approvals from any governmental authority and otherwise reasonably likely to be consummated on the terms proposed); provided that TRMT may only terminate the Merger Agreement after it has held a special meeting of its shareholders for the purpose of approving the Merger. Each party is required to pay the other party a termination fee of $2,156 plus the other party’s reasonable fees and expenses under certain circumstances related to such party’s change in recommendation, breach or termination in connection with a superior proposal. Except with respect to the foregoing, all fees and expenses incurred in connection with the Merger and the other Transactions will be paid by the party incurring those expenses, except that we and TRMT will share equally any filing fees incurred in connection with the filing of the Form S-4 and the related joint proxy statement/prospectus.

The Merger, the Merger Share Issuance and the other Transactions and the terms thereof were evaluated, negotiated and recommended, as applicable, to each of our and TRMT’s board of trustees by special committees of our and TRMT’s board of trustees, respectively, each comprised solely of our and TRMT’s disinterested, independent trustees, respectively, and were separately unanimously approved and adopted by our and TRMT’s independent trustees and by our and TRMT’s board of trustees, with independent trustees unanimously approving the Merger, the Merger Share Issuance and the other Transactions, as applicable. UBS Securities LLC acted as financial advisor to the special committee of our board of trustees and Citigroup Global Markets Inc. acted as financial advisor to the special committee of TRMT's Board of Trustees.

For further information regarding the Merger and the other Transactions, see Notes 1, 9 and 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, the United States declared a national emergency concerning this pandemic and several states and municipalities have declared public health emergencies.

We and our Manager are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including the ability of our borrowers to withstand the current economic conditions and continue to fund their debt service obligations owed and due to us and the status of our operations, liquidity and capital needs and resources. We are also conducting financial modeling and sensitivity analyses regularly, actively communicating with our borrowers, our lender and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts, and continuously monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our borrowers to enable us and them to operate through the current economic conditions and enhance their ability to fund their debt service obligations owed and due to us.

The U.S. economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, there remains uncertainty as to the ultimate duration and severity of COVID-19 pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus.

There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath and, as a result, we are unable to determine what the ultimate impact will be on our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, and the various actions our Manager has taken in response to the COVID-19 pandemic, see our "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021.

Book Value per Common Share
The table below calculates our book value per common share:

March 31, 2021
Shareholders' equity	$193,244
Total outstanding common shares	10,202
Book value per common share	$18.94

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021 (Successor Basis)	As of December 31, 2020 (Predecessor Basis)
Number of loans	7	5
Total loan commitments	$177,195	$111,720
Unfunded loan commitments (1)(2)	$28,613	$18,857
Principal balance (2)	$148,652	$92,863
Unamortized net deferred origination fees	$(1,405)	$(984)
Carrying value	$147,247	$91,879
Weighted average coupon rate	4.99%	5.08%
Weighted average all in yield (3)	5.65%	5.71%
Weighted average maximum maturity (years) (4)	4.3	4.2
Weighted average risk rating	3.0	3.0
Weighted average LTV (5)	67%	68%
(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)    The principal balance at March 31, 2021 includes $69 of capitalized interest that does not reduce the amount of unfunded loan commitments.
(3)    All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan and including amortization of deferred fees over the initial term of the loan.
(4)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(5)    LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.
Loan Portfolio Details
    The table below details our loan portfolio as of March 31, 2021:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
First mortgage whole loans
Downers Grove, IL	Office	09/25/2020	$30,000	$29,500	L + 4.25%	L + 4.69%	11/25/2024	67%	3
Durham, NC	Lab	12/17/2020	21,500	13,500	L + 4.35%	L + 5.20%	12/17/2025	57%	3
Los Angeles, CA	Retail	12/17/2020	24,600	17,429	L + 4.25%	L + 5.09%	12/17/2024	67%	3
Aurora, IL	Office / Industrial	12/18/2020	16,500	14,710	L + 4.35%	L + 5.04%	12/18/2024	73%	3
Berkeley, CA	Lab	12/30/2020	19,120	17,998	L + 4.35%	L + 4.85%	12/30/2025	75%	3
Miami, FL	Office	01/19/2021	10,900	10,900	L + 4.50%	L + 5.47%	01/19/2025	68%	3
Olmstead Falls, OH	Multifamily	01/28/2021	54,575	44,615	L + 4.00%	L + 4.65%	01/28/2026	63%	3
Total/weighted average			$177,195	$148,652	L + 4.22%	L + 4.88%		67%	3
(1)All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan and including amortization of deferred fees over the initial term of the loan.
(2)Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(3)    LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

As of March 31, 2021, we had $177,195 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 7 first mortgage whole loans. All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plan for the underlying collateral, among other things.
As of April 30, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

In April 2021, we originated a first mortgage whole loan of $34,275 to refinance an office/industrial property with 288,275 square feet located in Colorado Springs, Colorado. This loan requires the borrower to pay interest at the floating rate of LIBOR plus a premium of 450 basis points per annum. This floating rate loan includes an initial funding of $28,970 and a future funding allowance of $5,305 for tenant improvements, leasing commissions and capital expenditures and has a three year initial term with one one-year extension option, subject to the borrower meeting certain conditions.
Also in April 2021, we originated a first mortgage whole loan of $39,240 to finance the acquisition of two cold storage industrial buildings located in Londonderry, NH. This loan requires the borrower to pay interest at the floating rate of LIBOR plus a premium of 400 basis points per annum. This floating rate loan includes an initial funding of $34,200 and a future funding allowance of $5,040 for tenant improvements, leasing commissions and capital expenditures and has a three year initial term with two one-year extension options, subject to the borrower meeting certain conditions.
We did not have any impaired loans, non-accrual loans or loans in default as of March 31, 2021; thus, we did not record a reserve for loan loss as of that date. For further information regarding our risk rating policy, see Notes 3 and 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. However, depending on the duration and severity of the COVID-19 pandemic and the current economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in our "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021.
Financing Activities
On February 18, 2021, one of our wholly owned subsidiaries entered into our Master Repurchase Agreement with UBS. As of March 31, 2021, we had no outstanding balance under our Master Repurchase Facility and, as of April 30, 2021, we had a $23,172 aggregate outstanding principal balance under our Master Repurchase Facility. See Note 6 to the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
As a result of the changes to our business, we have not provided a comparison of our financial statements to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders. The discussion herein is principally limited to our operations during the period following the SEC's issuance of the deregistration order on January 5, 2021 to March 31, 2021.

For the three months ended March 31, 2021, our net income was $350, or $0.03 per share.

Non-GAAP Financial Measures
We present Distributable Earnings, which is considered a “non-GAAP financial measure” within the meaning of the applicable SEC rules. Distributable Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to net income determined in accordance with GAAP or an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings may not be comparable to the distributable earnings as reported by other companies.

In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings may be a useful indicator of distributions to our shareholders and is a measure that is considered by our Board of Trustees when determining the amount of such distributions. We believe that Distributable Earnings provides meaningful information to consider in addition to net income and cash flows from operating activities determined in accordance with GAAP. This measure helps us to evaluate our performance excluding the effects of certain transactions, the variability of any management incentive fees that may be paid or payable and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is used in determining the amount of base management and management incentive fees payable by us to our Manager under our management agreement.

Distributable Earnings

We calculate Distributable Earnings as net income, computed in accordance with GAAP, including realized losses not otherwise included in net income determined in accordance with GAAP, and excluding: (a) the management incentive fees earned by our Manager, if any; (b) depreciation and amortization, if any; (c) non-cash equity compensation expense, if any; (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income under GAAP), if any; and (e) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. For the three months ended March 31, 2021, Distributable Earnings was equal to net income.

Factors Affecting Operating Results

Our results of our operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions and unanticipated defaults by our borrowers.

Credit Risk. We are subject to the credit risk of our borrowers in connection with our investments. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.

Changes in Fair Value of our Assets. We generally intend to hold our investments for their contractual terms, unless repaid earlier by the borrower. We evaluate our investments for impairment quarterly. Impairments occur when it is probable that we will not be able to collect all amounts due according to the applicable contractual terms. If we determine that a loan is impaired, we will record an allowance to reduce the carrying value of the loan to an amount that takes into account both the present value of expected future cash flows discounted at the loan's contractual effective interest rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value.

Although we intend to generally hold our investments for their contractual terms or until repaid earlier by the borrower, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at the lower of their amortized cost or fair value within loans held for sale on our condensed consolidated balance sheet, with changes in fair value recorded through earnings. Fees received from our borrowers on any loans held for sale will be recognized as part of the gain or loss on sale. We do not currently expect to hold any of our investments for trading purposes.

For further information regarding the risks associated with our loan portfolio, see the risk factors identified in "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021.
Availability of Leverage and Equity. We use leverage to make additional investments that may increase our returns. We may not be able to obtain the expected amount of leverage we desire or its cost may exceed our expectation and, consequently, the returns generated from our investments may be reduced. Our ability to further grow our loan portfolio over time will depend, to a significant degree, upon our ability to obtain additional capital. However, our access to additional capital depends on many factors including the price at which our common shares trade relative to their book value and market lending conditions. See " —Market Conditions" below.

Market Conditions. Prior to the COVID-19 pandemic, CRE transaction volumes were increasing, driving demand for CRE loans, and alternative lenders, like us, had gained market share. The outbreak of the COVID-19 pandemic in the first quarter of 2020 led to a sharp decline in economic activity over the first half of 2020. The closing of non-essential businesses, "shelter-in-place" orders, restrictions on travel, cancellations of events and gatherings and limitations on building occupancies implemented to stop or slow the spread of the virus had a substantial negative impact on the CRE market. Many property owners granted lease forbearance to tenants unable or, in some cases, unwilling to make rent payments which, in turn, increased the number of loan forbearance requests by the property owners. In addition, volatility in the capital markets resulted in a substantial widening of credit spreads of commercial mortgage-backed securities, or CMBS, contributing to increased overall borrowing costs for banks and alternative lenders. Uncertainty surrounding the depth and duration of the economic downturn resulted in a severe decline in overall CRE transaction volume and margin calls imposed on lenders, as a result of increased borrowing costs and declining collateral values, contributed to a decline in new loan originations.

The CRE debt markets began to rebound in the third quarter of 2020. In June 2020, the CMBS loan delinquency rate was near highs experienced in 2010, but has since steadily declined as defaults have been "cured" by borrowers investing additional capital to support their loans or through loan forbearance. With historically low interest rates across much of the world, investors’ appetite for higher returns has resulted in improvement to the CMBS market. CMBS credit spreads have declined such that newly issued AAA rated, investment grade bonds for conservatively underwritten loan pools with high quality collateral are currently expected to trade at credit spreads at or near those seen prior to the COVID-19 pandemic. Lower rated tranches of CMBS bonds continue to trade with wider yields than prior to the COVID-19 pandemic; however, overall volatility has subsided which we expect to positively impact the alternative lending market. In addition, issuance of CRE collateralized loan obligations, or CLOs (financial instruments secured by a pool of loans and used by lenders as a source of funding), has increased while CLO credit spreads have declined, providing additional liquidity to alternative lenders, like us.

The decline in property transaction volume and increased liquidity available to lenders has caused greater competition to fund new loans. We believe that this increased competition amongst lenders, along with significant declines in the LIBOR and U.S. treasury index rates has benefited borrowers seeking loans to refinance high quality properties, particularly multifamily, industrial, life science or research and development/laboratory properties, that are either stabilized or near stabilization. Alternative lenders, like us, can provide flexible, shorter term financing to borrowers that may not be seeking longer term financing options because of economic uncertainty caused by the COVID-19 pandemic. However, despite the improvement of the securitization markets and the increase in lending activity, we believe challenges remain.

The hospitality and retail sectors are among those sectors that have been most negatively impacted by the economic downturn. It is unclear how consumer and travel habits will be impacted over the long term during and after the COVID-19 pandemic; if consumer and travel activity do not substantially rebound, we believe that this uncertainty will continue to burden these sectors and lenders with significant exposure to these property types will continue to face challenges. It is still unclear how the shift to flexible work-from-home schedules will impact the office sector and demand for office space going forward. As such, lenders will continue to face underwriting challenges with respect to assumptions related to new leasing, tenant renewal probabilities and occupancy rates for office properties, especially assets located in downtown or central business district markets. Multifamily properties are expected to continue to be a preferred asset class by most lenders and investors for the near term due to the stability of cash flows and the liquidity available from government sponsored enterprises, such as Fannie Mae or Freddie Mac; however, it is unclear what the impact of the U.S. Centers for Disease Control and Prevention moratorium on tenant evictions will have on the sector and how rent collections will be impacted. Lastly, industrial properties have performed well throughout the downturn and continue to benefit from the shift in consumers’ behavior to increased levels of e-commerce, which has accelerated during the COVID-19 pandemic.

The longer-term impact of the COVID-19 pandemic is still uncertain. However, we believe that as the U.S. economy improves and returns to a more stable state, there will be significant opportunities for alternative lenders, like us, to provide creative, flexible debt capital for a wide array of circumstances and business plans.

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, if any, to increase; (b) the value of our fixed rate investments, if any, to decline; (c) the coupon rates on our variable rate investments, if any, to reset, perhaps on a delayed basis, to higher rates; and (d) it to become more difficult and costly for our borrowers, which may negatively impact their ability to repay our investments. See " —Market Conditions" above for a discussion of the current market including interest rates.

Conversely, decreases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, if any, to decrease; (b) the value of our fixed rate investments, if any, to increase; (c) the coupon rates on our variable rate investments, if any, to reset, perhaps on a delayed basis, to lower rates; and (d) it to become easier and more affordable for our borrowers to refinance, and as a result repay, our loans, but may negatively impact our future returns if any such repayment proceeds were to be reinvested in lower yielding investments.

The interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally intend to leverage approximately 75% of our investments, as LIBOR increases, our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by interest rate floor provisions in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the decrease in LIBOR. Based on our loan portfolio at March 31, 2021, LIBOR was 0.11% and would have to exceed the floor established by any of our loans, which currently range from 0.50% to 1.00%, for us to realize an increase in interest income.

LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. Our Master Repurchase Agreement, with UBS states that at such time as LIBOR shall no longer be made available or used for determining the interest rate of loans, the replacement base rate shall be an alternative benchmark rate (including any mathematical or other adjustments to the benchmark rate (if any) incorporated therein so that the resulting rate approximates LIBOR as close as reasonably possible) as determined by UBS under similar facilities for the financing of similar assets and is consistent with the pricing index of similarly situated counterparties. We also currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements with borrowers would be amended to replace LIBOR for an alternative benchmark rate (which may include the Secured Overnight Financing Rate, or SOFR or another rate based on SOFR) that will approximate the existing interest rate as calculated in accordance with LIBOR.

Size of Portfolio. The size of our loan portfolio, as measured both by the aggregate principal balance and the number of our CRE loans and our other investments, is also an important factor in determining our operating results. Generally, if the size of our loan portfolio grows, the amount of interest income we receive would increase and we may achieve certain economies of scale and diversify risk within our loan portfolio. A larger portfolio, however, may result in increased expenses; for example, we may incur additional interest expense or other costs to finance our investments. Also, if the aggregate principal balance of our loan portfolio grows but the number of our loans or the number of our borrowers does not grow, we could face increased risk by reason of the concentration of our investments.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Under the Merger Agreement, we have agreed to conduct our business in all material respects in the ordinary course of business consistent with past practice. The Merger Agreement contains certain operating covenants that could affect our liquidity and capital resources, but we do not expect any material changes to our liquidity and capital resources prior to consummation of the Merger or, if applicable, the termination of the Merger Agreement, other than those which may occur in the ordinary course of our business. See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Merger Agreement.

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, make additional unfunded loan commitment payments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. The long-term impact of the COVID-19 pandemic and its aftermath on financial markets is uncertain. To the extent that impact is significant, negative and sustained for an extended period, we expect that we may be challenged in accessing capital. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Master Repurchase Facility or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future, subject to the duration and severity of the COVID-19 pandemic and economic impact on our borrowers and their ability to fund their debt service obligations owed to us. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021.

Pursuant to our Master Repurchase Facility, we may sell to, and later repurchase from, UBS the Purchased Assets. The initial purchase price paid by UBS for each Purchased Asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to UBS’s approval. Upon the repurchase of a Purchased Asset, we are required to pay UBS the outstanding purchase price of the Purchased Asset, accrued interest and all accrued and unpaid expenses of UBS relating to such purchased asset. The pricing rate (or interest rate) relating to a Purchased Asset is equal to one month LIBOR plus a customary premium within a fixed range, determined by the debt yield and property type of the Purchased Asset’s real estate collateral. For further information regarding our Master Repurchase Facility, see Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and "—Overview-Financing Activities" above.

The following is a summary of our sources and uses of cash flows for the period presented:

Three Months Ended March 31, 2021
Cash, cash equivalents and restricted cash at beginning of period	$103,564
Net cash used in:
Operating activities	(1,385)
Investing activities	(55,044)
Financing activities	(76)
Cash, cash equivalents and restricted cash at end of period	$47,059

During the three months ended March 31, 2021, our cash used in operating activities consisted of unfavorable changes in working capital. During the three months ended March 31, 2021, our cash used in investing activities consisted of loan originations, net of deferred fees, and additional fundings on our loans held for investment. During the three months ended March 31, 2021, our cash used in financing activities consisted of deferred financing cost payments related to our Master Repurchase Facility.

Distributions
On April 15, 2021, we declared a quarterly distribution of $0.15 per common share for the first quarter of 2021, or approximately $1,530, to shareholders of record on April 26, 2021. We expect to pay this distribution on or about May 20, 2021.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2021 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$28,613	$—	$28,613	$—	$—
(1)The allocation of our unfunded loan commitments is based on the current loan maturity date to which the individuals commitments relate.

Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
On February 18, 2021, one of our wholly owned subsidiaries entered into our Master Repurchase Agreement with UBS. As of March 31, 2021, we had no outstanding balances under, and believe we were in compliance with the terms of our Master Repurchase Facility. For more information regarding our Master Repurchase Facility, see Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example, as noted earlier in this Quarterly Report on Form 10-Q, we entered into the Merger Agreement with TRMT pursuant to which we have agreed, on the terms and subject to the conditions set forth therein, to consummate the Merger and the Other Transactions, subject to the satisfaction or waiver of certain conditions. For further information about these and other such relationships and related person transactions, see Notes 1, 9 and 10 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Current Report on Form 8-K dated April 26, 2021, Proxy Statement for our 2021 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of this Quarterly Report on Form 10-Q or “Summary of Principal Risk Factors” included in our Current Report on Form 8-K filed on March 24, 2021 for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

During the first quarter of fiscal 2021, we began to proceed with full implementation of the Business Change, resulting in changes to certain of our existing internal controls over financial reporting. Reviews have been and will continue to be conducted by management to ensure that internal controls surrounding the implementation of the Business Change are properly designed. We will continue to evaluate our internal controls over financial reporting as we continue this implementation.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The likelihood that we will complete the Merger,

•Our expectation that our shareholders will benefit from the Merger,

•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our borrowers and their ability and willingness to fund their debt service obligations owed to us,

•The likelihood and extent to which our borrowers will be negatively impacted by the COVID-19 pandemic and its aftermath and be able and willing to fund their debt service obligations owed to us,
•Our expectations about our borrowers’ business plans and their abilities to successfully execute them,
•Our expectations regarding the diversity and other characteristics of our loan investment portfolio,
•Our ability to carry out our business strategy and take advantage of opportunities for our business that we believe exist,
•Our expectations of the volume of transactions and opportunities that will exist in the CRE debt market, including the middle market, when the U.S. economy improves and returns to a more stable state for a sustained period,

•Our ability to obtain additional capital, and to realize our expected extent of leverage, to enable us to make additional investments or to increase our potential returns, including by using available leverage,

•Our ability to pay distributions to our shareholders and to increase and sustain the amount of such distributions,

•Our operating and investment targets, investment and financing strategies and leverage policies,
•Our expected operating results,
•The amount and timing of cash flows we receive from our investments,
•The ability of our Manager to locate suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy,
•Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings,

•The origination, extension, exit, prepayment or other fees we may earn from our investments,
•Yields that may be available to us from mortgages on middle market and transitional CRE,
•The duration and other terms of our loan agreements with borrowers,
•The credit qualities of our borrowers,
•The ability and willingness of our borrowers to repay our investments in a timely manner or at all,
•Our projected leverage,
•The cost and availability of additional advancements under our Master Repurchase Facility, or other debt financing under additional repurchase or bank facilities we may obtain from time to time, and our ability to obtain such additional debt financing,

•Our qualification for taxation as a REIT,
•Our ability to maintain our exemption from registration under the 1940 Act,
•Our understanding of the competitive nature of our industry and our ability to successfully compete under such circumstances,
•Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally,
•Regulatory requirements and the effect they may have on us or our competitors, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, financial condition, liquidity, results of operations, cash flow, prospects and ability to make distributions include, but are not limited to:
•The impact of conditions in the economy, the CRE industry and the capital markets on us and our borrowers,
•Competition within the CRE lending industry,
•Changes in the availability, sourcing and structuring of CRE lending,
•Defaults by our borrowers,
•Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, our Manager, RMR LLC, and others affiliated with them,
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control, and
•Additional factors, including, but not limited to, those set forth in Exhibit 99.1 "Risk Factors" included in our Form 8-K filed on March 24, 2021.
For example:
•We have a limited operating history originating and investing in first mortgage whole loans secured by middle market and transitional CRE and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,
•To make additional investments and continue to grow our business, we will need to obtain additional cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments,
•Our distributions and distribution rate are set from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Distributable Earnings, the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to qualify for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid.

•Competition may limit our ability to identify and make desirable investments,
•Our belief that there will be strong demand for alternative sources of CRE debt capital when the U.S. economy improves and returns to a more stable state for a sustained period may not be correct,
•The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the underlying collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans,
•Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if the tenants’ businesses fail or they default on their debt service obligations owed to us,
•The impact of the COVID-19 pandemic is affecting all parts of the economy including our borrowers who are experiencing the negative impact of current economic conditions. As a result, we may not have sufficient capital to meet commitments from actions that UBS takes if our borrowers default or the value of our collateral declines below required levels,
•Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make or sustain distributions to our shareholders,
•Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties,
•Our Manager and RMR LLC have limited historical experience managing or servicing mortgage REITs,
•We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur,
•Continued availability of additional advancements under our Master Repurchase Facility is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facility is subject to approval by the lender under our Master Repurchase Facility, whose approval we may not obtain,
•Actual costs under our Master Repurchase Facility will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,
•Any phase out of LIBOR may have an impact on our investments and our debt financing arrangements,
•We are dependent upon our Manager, its affiliates and their personnel. We may be unable to find suitable replacements if our management agreement is terminated,
•We believe that our relationships with our related parties, including our Managing Trustees, our Manager, RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,
•Our intention to remain exempt from registration under the 1940 Act imposes limits on our operations, and we may fail to remain exempt from registration under the 1940 Act,
•Our failure to qualify for taxation as a REIT could have significant adverse consequences,
•We have entered into a Merger Agreement with TRMT and that the Merger is expected to close in the third quarter of 2021. The closing of the Merger is subject to the satisfaction or waiver of conditions, including the receipt of requisite approvals by our and TRMT’s shareholders. We cannot be sure that these conditions will be satisfied or waived. Accordingly, the Merger may not close by the end of the third quarter of 2021 or at all, or the terms of the Merger and the other Transactions may change,

•The Merger will require approval of TRMT's shareholders and the Merger Share Issuance will require approval of our shareholders. Such approvals will be solicited by a joint proxy statement/prospectus to be included in the Form S-4 which must be filed with and declared effective by the SEC. The process of preparing the Form S-4 and related joint proxy statement/prospectus is time consuming and the time before the SEC declares the registration statement effective is beyond our and TRMT’s control. Accordingly, we cannot be sure that the Merger and the other Transactions will be consummated within a specified time period or at all, and
•This Quarterly Report on Form 10-Q states that the Merger, the Merger Share Issuance and the other Transactions and the terms thereof were evaluated, negotiated and recommended to each of our and TRMT’s board of trustees by special committees of our and TRMT’s board of trustees, respectively, each comprised solely of our and TRMT’s disinterested, independent trustees, respectively, and were separately unanimously approved and adopted by our and TRMT’s independent trustees and by our and TRMT’s board of trustees, and that UBS Securities LLC and Citigroup Global Markets Inc. acted as a financial advisor to each of the special committees of our and TRMT’s board of trustees, respectively. Despite this process, we could be subject to claims challenging the Merger or the other Transactions or our entry into the Merger and related agreements because of the multiple relationships among us, TRMT, TRA, RMR LLC, RMR Inc. and their related persons and entities or other reasons, and defending even meritless claims could be expensive and distracting to management.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, the COVID-19 pandemic, natural disasters or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q, in our “Summary of Principal Risk Factors” included in our Current Report on Form 8-K filed on March 24, 2021 or in our other filings with the SEC identifies other important factors that could cause our actual results to differ materially from those stated in or implied by our forward looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.
Statement Concerning Limited Liability
Our Amended and Restated Agreement and Declaration of Trust provides that no trustee, officer, shareholder, employee or agent of the Trust shall be held to any personal liability, jointly or severally, for any obligation of, or claim against the Trust. All persons or entities dealing with the Trust, in any way, shall look only to the assets of the Trust for the payment of any sum or the performance of any obligation.

Part II. Other Information
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties, a number of which are described in "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021. The Merger may subject us to additional risks that are described below. The risks described in the "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021 and below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders could be adversely affected and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021 and below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
Risks Relating to the Merger
The Exchange Ratio is fixed and will not be adjusted for any changes in the market price of either our common shares or the TRMT Common Shares.

At the Effective Time, each TRMT Common Share outstanding immediately prior to the Effective Time will be converted into the right to receive 0.52 of a newly issued RMRM Common Share, with cash paid in lieu of fractional shares, or the Merger Consideration. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of our common shares or the TRMT Common Shares. Changes in the market price of the RMRM Common Shares prior to the consummation of the Merger will affect the market value of the Merger Consideration. The market price of our common shares and the TRMT Common Shares may change as a result of a variety of factors (many of which are beyond our and TRMT’s control), including the following:

•market reaction to the announcement of the Merger, approval by our shareholders of the Merger Share Issuance and other Transactions and the prospects of the combined company;

•changes in our or TRMT’s respective businesses, operations, assets, liabilities, financial position and prospects, or in the market’s assessments thereof;

•changes in the operating performance of us or TRMT, or similar companies;

•changes in market valuations of similar companies;

•market assessments of the likelihood that the Merger and other Transactions will be completed;

•the possibility that persons may engage in short sales of our common shares or the TRMT Common Shares;

•interest rates, general market and economic conditions and other factors generally affecting the price of our common shares and the TRMT Common Shares;

•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and TRMT operate;

•dissident shareholder activity;

•changes that affect the commercial real estate lending market generally;

•changes in the United States or global economy or capital, financial or securities markets generally; and

•other factors beyond our or TRMT’s control, including those described and referred to above under this “Risk Factors” section.

The market price of our common shares at the consummation of the Merger may vary from the price on the date the Merger Agreement was executed, on the date of the Proxy Statement and on the date of our special meeting and our special meeting. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary. Because the Merger will be completed after the date of the special meetings, at the time of the applicable special meeting, the exact market price of RMRM Common Shares that TRMT shareholders will receive upon consummation of the Merger will not be known. You should therefore consider that:

•if the market price of RMRM Common Shares increases between the date the Merger Agreement was signed or the date of our special meeting or the TRMT special meeting and the closing of the Merger, TRMT shareholders will receive RMRM Common Shares that have a market value upon consummation of the Merger that is greater than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the TRMT special meeting, respectively; and

•if the market price of RMRM Common Shares declines between the date the Merger Agreement was signed or the date of our special meeting or the TRMT special meeting and the closing of the Merger, TRMT shareholders will receive a number of common shares that have a market value upon consummation of the Merger that is less than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the TRMT special meeting, respectively.

The Merger is subject to the satisfaction or waiver of conditions which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material and adverse effects on us.

The consummation of the Merger is subject to the satisfaction or waiver of conditions, including, among others, the receipt of the approval by our shareholders and the receipt of the approval by TRMT’s shareholders. These conditions make the completion and the timing of the completion of the Merger uncertain. Also, either we or TRMT may terminate the Merger Agreement if the Merger is not completed by December 31, 2021, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure of the Merger to be completed on or before such date.

We cannot provide assurance that the Merger will be consummated on the terms or timeline currently contemplated, or at all. If the Merger is not completed on a timely basis, or at all, we may be adversely affected and subject to a number of risks, including the following:

•we will be required to pay our costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed;

•if the Merger is terminated under certain circumstances, we may be required to pay a termination fee to TRMT;

•the time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other opportunities; and

•the market price of our common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the Merger will be completed.

We or TRMT may waive one or more of the conditions to the Merger without re-soliciting shareholder approval.

We or TRMT may determine to waive, in whole or in part, one or more of the conditions to our or TRMT’s obligations to consummate the Merger (other than the conditions that we and TRMT each receive opinions of counsel (i) that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the IRC and (ii) that we and TRMT will each be a party to that reorganization within the meaning of Section 368(b) of the IRC). Any determination whether to waive any condition to the Merger and whether to re-solicit shareholder approval or amend the Proxy Statement as a result of a waiver will be made by us or TRMT, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either us or TRMT, or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability and the ability of TRMT to initiate, solicit, propose, knowingly encourage or knowingly facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 20% or more of the shares or consolidated net revenues, net income or total assets of us or TRMT. In addition, we and TRMT generally each have an opportunity to offer to modify the terms of the Merger Agreement in response to any competing superior proposal (as defined in the Merger Agreement) that may be made to the other party before our or TRMT’s board of trustees, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such superior proposal, provided that TRMT may only terminate the Merger Agreement after it has held a special meeting of its shareholders for the purpose of approving the Merger. Upon termination of the Merger Agreement under certain circumstances relating to an acquisition proposal, we may be required to pay to TRMT, or TRMT may be required to pay to us, a termination fee of $2.2 million plus reasonable fees and expenses.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or TRMT from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share value or implied premium to our shareholders than the value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

Our and TRMT’s management agreement with TRA contain provisions that could discourage a potential competing acquirer of either us or TRMT, or could result in any competing proposal being at a significantly lower price than it might otherwise be.

The termination of our or TRMT’s management agreements with TRA may require us or TRMT, as applicable, to pay a substantial termination fee to TRA. TRA has agreed to waive its right to receive payment of the termination fee under its management agreement with TRMT upon the termination of TRMT's management agreement when the Merger is consummated. This waiver by TRA applies only in respect of the Merger and does not apply in respect of any competing proposal, superior proposal or other transaction or arrangement. The termination provisions of our or TRMT’s management agreements with TRA substantially increase the cost to us and TRMT of terminating these agreements, which may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or TRMT from considering or proposing such an acquisition or could result in any competing proposal being at a significantly lower price than it might otherwise be.

The pendency of the Merger could adversely affect our and TRMT’s business and operations.

During the pendency of the Merger, due to operating covenants in the Merger Agreement, we and TRMT may each be unable to undertake or pursue certain strategic transactions or significant capital projects, financing transactions or other actions that are not in the ordinary course of business, even if such actions may be beneficial to us or TRMT. In addition, some borrowers may delay or defer decisions related to their business dealings with us and TRMT during the pendency of the Merger, which could negatively impact the revenues, earnings, cash flows or expenses of us and/or TRMT, regardless of whether the Merger is completed.

Our and TRMT’s shareholders will be diluted by the consummation of the Merger.

The consummation of the Merger will dilute the ownership position of our existing shareholders and result in TRMT shareholders having an ownership stake in us that is smaller than their current stake in TRMT. Upon consummation of the Merger, based upon the number of our common shares and the TRMT Common Shares outstanding as of the date of the Merger Agreement, we estimate that the our shareholders immediately prior to the Merger (in their capacities as such) will own approximately 70% of the combined company as a result of the Merger and TRMT shareholders immediately prior to the Merger (in their capacities as such) will own approximately 30% of the combined company as a result of the Merger, in each case without taking into account whether any of our or TRMT’s shareholders were also shareholders of TRMT or us, respectively, at that time. Consequently, our shareholders may have less influence over the management and policies of the combined company after the Effective Time than they currently exercise over our management and policies.

Our Trustees and executive officers and TRMT’s trustees and executive officers and our and TRMT’s manager, TRA, have interests in the Merger that are different from, or in addition to, the interests of our and TRMT’s shareholders generally. This may create potential conflicts of interest or the appearance thereof, which may lead to increased dissident shareholder activity, including litigation.

The interests of our Trustees and executive officers and TRMT’s trustees and executive officers and our and TRMT’s manager, TRA, include, among other things, the continued service as a trustee or executive officer of the combined company following the Merger, as applicable, certain rights to continuing indemnification and directors’ and officers’ liability insurance for TRMT's trustees and executive officers, continuation of our management agreement with TRA following the Merger and the potential for increased fees payable to TRA in connection with the Merger. There is a risk that these interests may influence the trustees and executive officers and TRA to support the Merger.

These interests of TRA and our Trustees and executive officers and TRMT’s trustees and executive officers in the Merger may increase the risk of litigation intended to enjoin or prevent the Merger and the risk of other dissident shareholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against us or TRMT or our Trustees or executive officers or TRMT’s trustees or executive officers, such activities could result in substantial costs, a material delay or prevention of the Merger and a diversion of management’s attention, even if the shareholder action is without merit or unsuccessful.

Lawsuits may be commenced seeking to enjoin or prevent the Merger or seeking other relief which may delay or prevent the completion of the Merger and result in us or TRMT incurring substantial costs.

Public company merger and acquisition transactions are often subject to lawsuits initiated by plaintiff’s counsel seeking to enjoin or prevent the transaction or obtain other relief. We, our Trustees, officers and advisors and TRMT, its trustees, officers and advisors may become subject to similar litigation with respect to the Merger. Any such lawsuit could seek, among other things, injunctive or other equitable relief including a request to rescind parts of the Merger Agreement and to otherwise enjoin the parties from consummating the Merger, as well as require payment of fees and other costs by the defendants. We, TRMT and any other defendant may incur substantial costs defending any such lawsuit, including the distraction of management’s attention, even if such lawsuits are without merit or unsuccessful. No assurance can be made as to the outcome of any such lawsuits. If the plaintiffs were successful in obtaining an injunction prohibiting the parties from completing the Merger or in obtaining other relief, the completion of the Merger may be prevented or delayed or their terms could change.

Risks Relating to Taxation

We may incur adverse tax consequences if TRMT has failed or fails to qualify for taxation as a REIT for United States federal income tax purposes.

If TRMT has failed or fails to qualify for taxation as a REIT for United States federal income tax purposes and the Merger is completed, we may inherit significant tax liabilities and could lose our qualification for taxation as a REIT should TRMT's disqualifying activities continue after the Merger. Even if we retain our qualification for taxation as a REIT, if TRMT does not qualify for taxation as a REIT for a taxable year before the Merger or the taxable year that includes the Merger and if no relief is available, we will face serious tax consequences that could substantially reduce our cash available for distribution to our shareholders because:

•we, as successor by merger to TRMT, will inherit any of TRMT’s corporate income tax liabilities, including penalties and interest;

•we would be subject to tax on the built-in gain on each asset of TRMT existing at the Effective Time if we were to dispose of a TRMT asset during the five year period following the Effective Time; and

•we, as successor by merger to TRMT, will inherit any TRMT earnings and profits and could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the United States Internal Revenue Service, or the IRS) to eliminate any earnings and profits accumulated by TRMT for taxable periods for which TRMT did not qualify for taxation as a REIT.

As a result of these factors, TRMT's failure before the Merger to qualify for taxation as a REIT could impair our ability after the Merger to expand our business and raise capital, and could materially adversely affect the value of our common shares.

Finally, if there is an adjustment to TRMT's real estate investment trust taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in respect of preserving TRMT's REIT qualification. That deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.

REITs are subject to a range of complex organizational and operational requirements.

As REITs, we and TRMT must distribute to our respective shareholders with respect to each taxable year at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), without regard to the deduction for dividends paid and excluding net capital gain. A REIT must also meet certain requirements with respect to the nature of its income and assets and the ownership of its shares. For any taxable year that we or TRMT fail to qualify for taxation as a REIT, we or TRMT, as applicable, will not be allowed a deduction for distributions paid to our or TRMT’s shareholders, as applicable, in computing taxable income, and thus would become subject to United States federal income tax as if we or TRMT were a regular taxable corporation. In such an event, we or TRMT, as the case may be, could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, we or TRMT, as the case may be, would also be disqualified from treatment as a REIT for the four taxable years following the year in which we or TRMT lost our qualification, and dispositions of assets within five years after requalifying as a REIT could give rise to gain that would be subject to corporate income tax. If we or TRMT failed to qualify for taxation as a REIT, the market price of our common shares may decline, and we may need to reduce substantially the amount of distributions to our shareholders because of our potentially increased tax liability.

Risks Relating to an Investment in our Common Shares Following the Merger

The market price of our Common Shares may decline as a result of the Merger.

The market price of our common shares may decline as a result of the Merger if we do not achieve the perceived benefits of the Merger or the effect of the Merger on our financial results is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Merger, our shareholders and TRMT shareholders will own our common shares, and we will operate an expanded business with a different mix of assets, risks and liabilities. Our current shareholders and current TRMT shareholders may not wish to continue to invest in us as the combined company, or for other reasons may wish to dispose of some or all of our common shares that they own. If, following the Effective Time, large amounts of our common shares are sold, the price of our common shares could decline.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 26, 2021, between The Company and Tremont Mortgage Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2021.)

3.1	Amended and Restated Agreement and Declaration of Trust of the Company, effective January 5, 2021. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2021.)
3.2	Amended and Restated Bylaws of the Company, adopted March 23, 2021. (Filed herewith.)
4.1	Form of Common Share Certificate. (Filed herewith.)
10.1
Management Agreement, dated January 5, 2021, by and between the Company and Tremont Realty Advisors LLC, and, solely in respect to Section 29 thereof, The RMR Group Inc.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2021.)

10.2	Form of Amended and Restated Indemnification Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2021.)
10.3	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 24, 2021.)
10.4	Master Repurchase Agreement, dated February 18, 2021, by and between RMTG Lender LLC and UBS AG. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.)
10.5	Limited Guaranty, dated February 18, 2021, by the Company, in favor of UBS AG. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 22, 2021.)
10.6
Letter Agreement, dated as of April 26, 2021, among RMR Mortgage Trust, Tremont Mortgage Trust and Tremont Realty Advisors LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2021.)

10.7
Voting Agreement, dated as of April 26, 2021, between RMR Mortgage Trust and Tremont Realty Advisors LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2021.)

21.1	Subsidiaries of the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 24, 2021.)
99.1	Summary of Principal Risk Factors. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 24, 2021.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)
(+) Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMR MORTGAGE TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President
Dated: May 4, 2021

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: May 4, 2021