Form 10-Q
period 2021-06-30
RMR Mortgage Trust
filed 2021-08-03
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of July 30, 2021: 10,217,009

RMR MORTGAGE TRUST
FORM 10-Q
June 30, 2021

References in this Quarterly Report on Form 10-Q to the Company, the Trust, RMRM, we, us or our include RMR Mortgage Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
RMR MORTGAGE TRUST
CONDENSED CONSOLIDATED BALANCE SHEET
(dollars in thousands, except per share data)
(unaudited)

June 30,
2021
ASSETS
Cash and cash equivalents	$30,402
Restricted cash	205
Loans held for investment, net	210,742
Accrued interest receivable	620
Prepaid expenses and other assets	2,505
Total assets	$244,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$1,638
Master repurchase facility, net	48,775
Due to related persons	1,006
Total liabilities	51,419

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; unlimited number of shares authorized; 10,217,009 shares issued and outstanding	10
Additional paid in capital	193,065
Cumulative net income	1,510
Cumulative distributions	(1,530)
Total shareholders' equity	193,055
Total liabilities and shareholders' equity	$244,474

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

RMR MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
INCOME FROM INVESTMENTS:
Interest income from investments	$3,055	$5,056
Less: interest and related expenses	(192)	(192)
Income from investments, net	2,863	4,864

OTHER EXPENSES:
Base management fees	721	1,436
General and administrative expenses	714	1,306
Reimbursement of shared services expenses	275	601
Total expenses	1,710	3,343

Income before income tax benefit (expense)	1,153	1,521
Income tax benefit (expense)	7	(11)
Net income	$1,160	$1,510

Weighted average common shares outstanding	10,208	10,205

Net income per common share	$0.11	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (Predecessor Basis)
(amounts in thousands)
(unaudited)

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
INVESTMENT INCOME:
Dividend income	$3,388	$7,517
Interest income	2	23
Other income	10	25
Total investment income	3,400	7,565
EXPENSES:
Advisory	547	1,252
Legal	138	175
Compliance and internal audit	34	68
Shareholder reporting	17	35
Custodian	24	48
Administrative	24	48
Preferred share remarketing and auction fees	18	36
Audit	12	24
Trustees' fees and expenses	13	28
Other	51	104
Total expenses before interest expense	878	1,818
Interest expense	297	851
Total expenses	1,175	2,669
Net investment income	2,225	4,896
Realized and change in unrealized gain (loss) on investments
Net realized gain on investments	6	921
Net change in unrealized gains (losses) on investments	38,386	(84,960)
Net realized and change in unrealized gains (losses) on investments	38,392	(84,039)
Net increase (decrease) in net assets before preferred distributions resulting from operations	40,617	(79,143)
Distributions to preferred shareholders from net investment income	(87)	(213)
Net increase (decrease) in net assets attributable to common shares resulting from operations	$40,530	$(79,356)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Net assets at December 31, 2020	10,202	$10	$192,884	$—	$—	$192,894
Net income	—	—	—	350	—	350
Balance at March 31, 2021	10,202	10	192,884	350	—	193,244
Share grants	15	—	181	—	—	181
Net income	—	—	—	1,160	—	1,160
Distributions	—	—	—	—	(1,530)	(1,530)
Balance at June 30, 2021	10,217	$10	$193,065	$1,510	$(1,530)	$193,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Predecessor Basis)
(amounts in thousands)
(unaudited)

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Increase (decrease) in net assets resulting from operations
Net investment income	$2,225	$4,896
Net realized gain on investments	6	921
Net change in unrealized gains (losses) on investments	38,386	(84,960)
Distributions to preferred shareholders	(87)	(213)
Net increase (decrease) in net assets attributable to common shares resulting from operations	40,530	(79,356)
Distributions to common shareholders from:
Distributable earnings	(1,020)	(4,387)
Total distributions to common shareholders	(1,020)	(4,387)
Total increase (decrease) in net assets attributable to common shares	39,510	(83,743)
Net assets attributable to common shares
Beginning of period	132,073	255,326
End of period	$171,583	$171,583
Common shares issued and repurchased
Shares outstanding, beginning of period	10,202	10,202
Shares outstanding, end of period	10,202	10,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

Six Months Ended June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,510
Adjustments to reconcile net income to net cash used in operating activities:
Share based compensation	181
Amortization of deferred financing costs	34
Amortization of loan origination and exit fees	(641)
Changes in operating assets and liabilities:
Accrued interest receivable and interest advances	(677)
Prepaid expenses and other assets	(1,983)
Accounts payable, accrued liabilities and deposits	(1,369)
Due to related persons	852
Net cash used in operating activities	(2,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(117,255)
Additional funding of loans held for investment	(820)
Net cash used in investing activities	(118,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	49,172
Payments of deferred financing costs	(431)
Distributions	(1,530)
Net cash provided by financing activities	47,211

Decrease in cash, cash equivalents and restricted cash	(72,957)
Cash, cash equivalents and restricted cash at beginning of period	103,564
Cash, cash equivalents and restricted cash at end of period	$30,607

SUPPLEMENTAL DISCLOSURES:
Interest paid	$120
Income taxes paid	$2,477
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the amounts shown in the condensed consolidated statement of cash flows:

As of June 30, 2021
Cash and cash equivalents	$30,402
Restricted cash	205
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$30,607
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RMR MORTGAGE TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS (Predecessor Basis)
(dollars in thousands)
(unaudited)

Six Months Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets before preferred distributions resulting from operations	$(79,143)
Adjustments to reconcile net decrease in net assets before preferred distributions resulting from operations to cash provided by operating activities:
Purchases of long term investments	(5,789)
Proceeds from sales of long term investments	4,901
Net sales of short term investments	(402)
Changes in assets and liabilities:
Dividends and interest receivable and other assets	979
Prepaid expenses	54
Interest payable	(89)
Payable for securities purchased	(10)
Advisory fee payable	(62)
Compliance and internal audit costs payable	68
Administrative fee payable	(1)
Accrued expenses and other liabilities	61
Net unrealized losses on investments	84,960
Net realized gain on investments and foreign currency transactions	(921)
Cash provided by operating activities	4,606

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to preferred shareholders	(219)
Distributions paid to common shareholders	(4,387)
Cash used in financing activities	(4,606)

Increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	7
Cash and cash equivalents at end of period	$7

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and fees on borrowings	$940

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

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization

RMR Mortgage Trust, or we, us, our, or the Trust, is a Maryland statutory trust. We were previously registered under the Investment Company Act of 1940, as amended, or the 1940 Act, as a closed-end management investment company. Our investment objective while we operated as a registered investment company was investing in equity securities of real estate companies.

On January 5, 2021, the Securities and Exchange Commission, or the SEC, issued an order granting our request to deregister as an investment company under the 1940 Act, or the Deregistration. As a result, the Trust changed its SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The issuance of the deregistration order enabled us to proceed with full implementation of our new business mandate to operate as a real estate investment trust, or REIT, that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate, or CRE, or the Business Change.

On April 26, 2021, we and Tremont Mortgage Trust, or TRMT, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, TRMT has agreed to merge with and into us, with us continuing as the surviving entity in the merger, or the Merger. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, or the Effective Time, each common share of beneficial interest, $0.01 par value per share, of TRMT, or TRMT Common Shares, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.52, or the Exchange Ratio, of one newly issued common share of beneficial interest, $0.001 par value per share, of our common shares, or the RMRM Common Shares, subject to adjustment as described in the Merger Agreement, with cash paid in lieu of fractional shares. Under the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of the RMRM Common Shares or the TRMT Common Shares prior to the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, any unvested TRMT Common Share awards outstanding under TRMT's equity compensation plan generally will be converted into an unvested RMRM Common Share award under our equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, determined by multiplying the number of unvested TRMT Common Shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). The Merger and the other transactions contemplated by the Merger Agreement are collectively referred to herein as the other Transactions. We have incurred $2,183 of transaction costs related to the Merger that are included in prepaid expenses and other assets in the condensed consolidated balance sheet.

Following the consummation of the Merger, the combined company will continue to be managed by our and TRMT’s current manager, Tremont Realty Advisors LLC, or TRA or our Manager, pursuant to the terms of our existing management agreement with TRA. Contemporaneously with the execution of the Merger Agreement, we, TRMT and TRA entered into a letter agreement, or the TRA Letter Agreement, pursuant to which, on the terms and subject to conditions contained therein, we, TRMT and TRA have acknowledged and agreed that, effective upon consummation of the Merger, TRMT shall have terminated its management agreement with TRA, and TRA shall have waived its right to receive payment of the termination fee pursuant to such agreement. In consideration of this waiver, we have agreed that, effective upon consummation of the Merger and the termination of TRMT's management agreement with TRA, certain of the expenses TRA had paid pursuant to such management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with TRA. The TRA Letter Agreement further provides that such termination by TRMT and waiver by TRA shall apply only in respect of the Merger and will not apply in respect of any competing proposal or superior proposal (as those terms are defined in the Merger Agreement) or to any other transaction or arrangement.

Contemporaneously with the execution of the Merger Agreement, we entered into a voting agreement with TRA, or the Voting Agreement, pursuant to which TRA has agreed to vote all of the TRMT Common Shares which it is entitled to vote in favor of approval of the Merger and the other Transactions to which TRMT is a party at the special meeting of TRMT's shareholders scheduled to be held on September 17, 2021 for that purpose and against any competing acquisition proposal.

Also contemporaneously with the execution of the Merger Agreement, TRMT entered into a voting agreement with Diane Portnoy, pursuant to which Ms. Portnoy has agreed to vote all of our common shares which she is entitled to vote in favor of approval of the issuance of the RMRM Common Shares in the Merger, or the Merger Share Issuance, at the special meeting of our shareholders held for that purpose and against any competing acquisition proposal.

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The record date for determining the shareholders entitled to receive notice of, and to vote at, our and TRMT's special meetings is July 14, 2021. Pending requisite approval by us and TRMT shareholders, the Merger is expected to close during the third quarter of 2021.

Note 2. Basis of Presentation.
Prior to the Business Change, the Trust was accounted for as an investment company in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, or the Predecessor Basis. Upon the Business Change, we discontinued the application of guidance in ASC Topic 946 and prospectively applied the guidance required under GAAP, applicable to companies that are not investment companies, or the Successor Basis. As a result of these changes, our condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 are presented separately from our financial statements on the Predecessor Basis, as of and for the periods prior to December 31, 2020. The results of operations from January 1, 2021 through January 4, 2021 were not material to the Trust's condensed consolidated financial statements and have not been presented separately, but they are included in our condensed consolidated statement of operations for the six months ended June 30, 2021.

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
Loans Held for Investment. Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity, or if earlier, repayment. Loans that are held for investment are carried at cost, net of unamortized loan origination and accreted exit fees that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate are held at the lower of cost or fair value less cost to sell.
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
As of June 30, 2021, we have not recorded any allowances for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loan agreements with borrowers.
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
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as an offset to the related liability and amortized over the respective financing terms and are recorded in our condensed consolidated statements of operations as a component of interest and related expenses. At June 30, 2021, we had approximately $397 of capitalized financing costs, net of amortization.
Net Income Per Common Share. We calculate net income per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding during the period. At June 30, 2021 and December 31, 2020, no warrants, options or other types or classes of securities existed that could be potentially dilutive to our common shares outstanding.

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
Note 5. Loans Held for Investment
    We originate first mortgage loans secured by middle market and transitional CRE, which are generally to be held as long term investments. We funded our existing loan portfolio using cash on hand and advancements under our master repurchase facility with UBS AG, or UBS, or our Master Repurchase Facility. See Note 6 for further information regarding our Master Repurchase Facility.

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides overall statistics for our loan portfolio as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021 (Successor Basis)	As of December 31, 2020 (Predecessor Basis)
Number of loans	9	5
Total loan commitments	$250,710	$111,720
Unfunded loan commitments (1)(2)	$38,291	$18,857
Principal balance (2)	$212,515	$92,863
Unamortized net deferred origination and exit fees	$(1,773)	$(984)
Carrying value	$210,742	$91,879
Weighted average coupon rate	4.98%	5.08%
Weighted average all in yield (3)	5.62%	5.71%
Weighted average LIBOR floor	0.76%	0.78%
Weighted average maximum maturity (years) (4)	4.2	4.2
Weighted average risk rating	2.9	3.0
Weighted average LTV (5)	68%	68%
(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)    The principal balance at June 30, 2021 includes $96 of capitalized interest that does not reduce the amount of unfunded loan commitments.
(3)     All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan and including amortization of deferred fees over the initial term of the loan.
(4)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(5)     LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.
The table below represents our loan activities during the three months ended June 30, 2021:

	Principal Balance	Deferred Fees	Carrying Value
Balance at March 31, 2021 (Successor Basis)	$148,652	$(1,405)	$147,247
Additional funding	693	—	693
Originations	63,170	(755)	62,415
Net amortization of deferred fees	—	387	387
Balance at June 30, 2021 (Successor Basis)	$212,515	$(1,773)	$210,742

The table below represents our loan activities during the six months ended June 30, 2021:

	Principal Balance	Deferred Fees	Carrying Value
Balance at December 31, 2020 (Predecessor Basis)	$92,863	$(984)	$91,879
Additional funding	967	—	967
Originations	118,685	(1,430)	117,255
Net amortization of deferred fees	—	641	641
Balance at June 30, 2021 (Successor Basis)	$212,515	$(1,773)	$210,742

In July 2021, we originated a first mortgage loan of $27,385 to refinance a multi-tenant office building located in Plano, TX. This loan requires the borrower to pay interest at the floating rate of LIBOR plus a premium of 475 basis points per annum. This floating rate loan includes an initial funding of $24,635 and a future funding allowance of $2,750 for tenant improvements, leasing commissions and capital expenditures and has a three-year initial term with two, one-year extension options, subject to the borrower meeting certain conditions.
Also in July 2021, we originated a first mortgage loan of $19,688 to finance the acquisition of a 100-unit apartment building located in Portland, OR. This loan requires the borrower to pay interest at the floating rate of LIBOR

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

plus a premium of 357 basis points per annum. This floating rate loan was fully funded at closing and has a three-year initial term with two, one-year extension options, subject to the borrower meeting certain conditions.
    The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Successor Basis)			December 31, 2020 (Predecessor Basis)
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office (1)	4	$68,395	33%	2	$38,106	41%
Multifamily	1	44,205	21%	—	—	—%
Lab	2	31,199	15%	2	31,078	34%
Retail	1	17,780	8%	1	17,029	19%
Industrial (1)	1	49,163	23%	—	5,666	6%
	9	$210,742	100%	5	$91,879	100%
(1)    Two loan investments secured by mixed use properties consisting of office space and an industrial warehouse in Aurora, IL and Colorado Springs, CO are classified as office for the purpose of counting the number of loans in our portfolio because the majority of the square footage of the properties consists of office space. The carrying value of these loan investments are reflected in office and industrial based on the fair value of the buildings at the time of origination relative to the total fair value of the properties.

	June 30, 2021 (Successor Basis)			December 31, 2020 (Predecessor Basis)
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	1	$33,908	16%	—	$—	—%
South	2	24,184	11%	1	13,281	14%
West	3	64,537	31%	2	34,826	38%
Midwest	3	88,113	42%	2	43,772	48%
	9	$210,742	100%	5	$91,879	100%
Loan Risk Ratings
    We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. The following table allocates the carrying value of our loan portfolio at June 30, 2021 and December 31, 2020 based on our internal risk rating policy:

	June 30, 2021 (Successor Basis)		December 31, 2020 (Predecessor Basis)
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	1	17,850	—	—
3	8	192,892	5	91,879
4	—	—	—	—
5	—	—	—	—
	9	$210,742	5	$91,879
    The weighted average risk rating of our loans by carrying value was 2.9 and 3.0 as of June 30, 2021 and December 31, 2020, respectively. We did not have any impaired loans or nonaccrual loans as of June 30, 2021 or December 31, 2020. See Note 3 for further information regarding our loan risk ratings.

    As of July 30, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6. Debt Agreements
The table below summarizes our debt agreements as of June 30, 2021:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1) (years)	Principal Balance	Fair Value (2)
June 30, 2021:
Master Repurchase Facility	$193,055	$49,172	$48,775	L + 2.05%	2.5	$212,515	$208,678
(1)The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, assuming no borrower loan extension options have been exercised. Our Master Repurchase Facility matures on February 18, 2024.
(2)See Note 7 for further discussion of our financial assets and liabilities not carried at fair value.

On February 18, 2021, one of our wholly owned subsidiaries entered into a master repurchase agreement, or the Master Repurchase Agreement, with UBS for our Master Repurchase Facility, pursuant to which we may sell to UBS, and later repurchase, commercial mortgage loans, or the Purchased Assets. The expiration date of the Master Repurchase Agreement is February 18, 2024, unless extended or earlier terminated in accordance with the terms of the Master Repurchase Agreement. Pursuant to the Master Repurchase Agreement, we will pay UBS a non-refundable upfront fee that is equal to 0.50% of the applicable tranche amount on each Purchase Date (as each term is defined in the Master Repurchase Agreement). While the Master Repurchase Facility has no maximum facility amount, we expect the advancements under the Master Repurchase Facility to not exceed our equity, which, as of June 30, 2021, is $193,055. Our equity will change from time-to-time and may increase or decrease. We expect that the size of our Master Repurchase Facility may similarly change as our equity changes.

Under our Master Repurchase Facility, the initial purchase price paid by UBS for each Purchased Asset is up to 75% of the lesser of the market value of the Purchased Asset and the unpaid principal balance of such Purchased Asset, subject to UBS’s approval. Upon the repurchase of a Purchased Asset, we are required to pay UBS the outstanding purchase price of the Purchased Asset, accrued interest and all accrued and unpaid expenses of UBS relating to such Purchased Assets. The pricing rate (or interest rate) relating to a Purchased Asset is equal to one month LIBOR plus a customary premium within a fixed range, determined by the debt yield and property type of the Purchased Asset’s real estate collateral. UBS has the discretion under our Master Repurchase Agreement to make advancements at margins higher than 75%. The weighted average interest rate for advancements under our Master Repurchase Facility was 2.39% for both the three and six months ended June 30, 2021, respectively.

In connection with our Master Repurchase Agreement, we entered into a guaranty, or the Guaranty, which requires us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well any costs and expenses of UBS related to our Master Repurchase Agreement. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity and a total indebtedness to stockholders' equity ratio.

Our Master Repurchase Facility also contains margin maintenance provisions that provide UBS with the right, in certain circumstances related to a Credit Event (as defined in the Master Repurchase Agreement) to redetermine the value of Purchased Assets. Where a decline in the value of such Purchased Assets has resulted in a margin deficit, UBS may require us to eliminate any margin deficit through a combination of Purchased Asset repurchases and cash transfers to UBS subject to UBS’s approval. As of June 30, 2021, we were in compliance with all covenants and other terms under our Master Repurchase Agreement and the Guaranty.

As of June 30, 2021 and July 30, 2021, we had a $49,172 and a $69,172, respectively, aggregate outstanding principal balance under our Master Repurchase Facility.

For the three and six months ended June 30, 2020, we recorded interest expense of $297 and $851, respectively, related to our former revolving credit facility with BNP Paribas Prime Brokerage International Ltd. In November 2020, we repaid all outstanding amounts and terminated that facility.

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
As of June 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, restricted cash and accounts payable approximate their fair values due to the short term nature of these financial instruments. At June 30, 2021, the outstanding principal balance under our Master Repurchase Facility approximated the fair value, as interest was based on floating rates based on LIBOR plus a spread, and the spread was consistent with those demanded by the market.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Master Repurchase Facility by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on LTV, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the one month LIBOR (Level III inputs as defined in the fair value hierarchy under GAAP).
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	June 30, 2021 (Successor Basis)		December 31, 2020 (Predecessor Basis)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$210,742	$209,034	$91,879	$91,879
Financial liabilities
Master Repurchase Facility	$48,775	$48,238	—	—

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three or six months ended June 30, 2021.
Note 8. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2021 Equity Compensation Plan, or the 2021 Plan. The values of the share awards are based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of award. The common shares that we have awarded to our Trustees vested immediately. We have not made any awards of common shares to date under the 2021 Plan to our officers and other employees of our Manager and of RMR LLC. We expect that the awards of common shares that we award to these persons will vest in five equal annual installments beginning on the date of award. We will recognize the value of awarded shares in general and administrative expenses ratably over the vesting period. We will recognize any share forfeitures as they occur.
On May 27, 2021, in accordance with our Trustee compensation arrangements, we awarded to each of our five Trustees 3,000 of our common shares, valued at $12.10 per common share, the closing price of our common shares on the Nasdaq that day.

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Distributions

For the six months ended June 30, 2021, we declared and paid a distribution to common shareholders as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
April 26, 2021	May 20, 2021	$0.15	$1,530

On July 15, 2021, we declared a quarterly distribution of $0.15 per common share, or approximately $1,533 in aggregate, to shareholders of record as of July 26, 2021. We expect to pay this distribution on or about August 19, 2021.
Note 9. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager, pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
Prior Agreements with RMR Advisors

    Administration Agreement. Prior to its merger with our Manager on January 6, 2021, RMR Advisors LLC, or RMR Advisors, performed administrative functions for us pursuant to an administration agreement with us. RMR Advisors was also a party to a subadministration agreement with State Street Bank and Trust Company, or State Street, to perform substantially all fund accounting and other administrative services for us. Under the administration agreement, RMR Advisors was entitled to reimbursement of the cost of providing administrative services. On January 6, 2021, RMR Advisors merged with and into our Manager, with our Manager being the surviving entity, and our Manager assumed the administration agreement with us and the subadministration agreement with State Street. Each of those agreements was terminated, effective March 16, 2021. We incurred administration service fees of $24 and $48 for the three and six months ended June 30, 2020, respectively, and $15 for the period from January 1, 2021 to March 16, 2021, all of which related to the subadministration service fees payable by RMR Advisors to State Street and reimbursable by us; we did not incur any additional administration service fees beyond those reimbursable amounts for those periods.

    Investment Advisory Agreement. Prior to January 5, 2021, RMR Advisors provided us with a continuous investment program, made day to day investment decisions and generally managed our business affairs in accordance with our investment objectives and policies as a registered investment company pursuant to an investment advisory agreement. The investment advisory agreement was terminated on January 5, 2021 with our deregistration as an investment company. Pursuant to the investment advisory agreement, RMR Advisors was compensated at an annual rate of 0.85% of our average daily managed assets. We incurred advisory fees of $547 and $1,252 for the three and six months ended June 30, 2020, respectively, and for the period from January 1, 2021 to January 5, 2021, we incurred advisory fees of $22 which is included in base management fees in our condensed consolidated statements of operations. We incurred internal audit and compliance costs reimbursable to RMR Advisors of $34 and $68 for the three and six months ended June 30, 2020, respectively.

Current Management Agreement with our Manager

Effective January 5, 2021, our Manager provides services to us pursuant to a new management agreement. We recognized base management fees of $721 and $1,414 for the three and six months ended June 30, 2021, respectively. Pursuant to the terms of our management agreement, no management incentive fees are payable until the first full quarter following the effective date of the management agreement and, thereafter, any management incentive fees would be subject to our Manager earning those fees in accordance with the management agreement adopted by us. We did not incur any management incentive fees for the three and six months ended June 30, 2021.

We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by The RMR LLC Group, or RMR LLC, pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC. These reimbursements include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $312 and $664 and payable to our Manager for the three and six months ended June 30, 2021, respectively. We include these amounts in reimbursement of shared

RMR MORTGAGE TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.

Contemporaneously with the execution of the Merger Agreement, we, TRMT and TRA entered into the TRA Letter Agreement, pursuant to which, on the terms and subject to conditions contained therein, we, TRMT and TRA have acknowledged and agreed that, effective upon consummation of the Merger, TRMT shall have terminated its management agreement with TRA, and TRA shall have waived its right to receive payment of the termination fee pursuant to such agreement. In consideration of this waiver, we have agreed that, effective upon consummation of the Merger and the termination of TRMT’s management agreement with TRA, certain of the expenses TRA had paid pursuant to such management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with TRA. The TRA Letter Agreement further provides that such termination by TRMT and waiver by TRA shall apply only in respect of the Merger and will not apply in respect of any competing proposal or superior proposal (as those terms are defined in the Merger Agreement) or to any other transaction or arrangement. See Note 1 for further information regarding the TRA Letter Agreement and the Merger.

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. RMR LLC provides certain shared services to our Manager that are applicable to us, and we reimburse our Manager for the amounts it pays for those services. One of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. In connection with the Business Change, our Board of Trustees appointed Thomas J. Lorenzini as our President and G. Douglas Lanois as our Chief Financial Officer and Treasurer. Mr. Lorenzini and Mr. Lanois succeeded Fernando Diaz and Brian E. Donley, respectively, who each resigned from our Company, effective January 5, 2021. In addition, on January 5, 2021, Jennifer B. Clark resigned as our Managing Trustee, and our Board of Trustees elected Matthew P. Jordan as successor Managing Trustee to fill the vacancy created by Ms. Clark’s resignation. Also effective January 1, 2021, Mr. Jordan was appointed as a director and the president and chief executive officer of our Manager. Mr. Jordan is an officer of RMR Inc. and an officer and employee of RMR LLC, and Messrs. Lorenzini and Lanois are officers of RMR LLC and officers and employees of our Manager and/or RMR LLC.

Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees and boards of directors of several of these public companies and as a managing director or managing trustee of all of these companies. Other officers of RMR LLC, including Mr. Jordan and certain of our other officers and officers of our Manager, serve as managing trustees, managing directors or officers of certain of these companies.

Our Manager, Tremont Realty Advisors LLC. We have a management agreement with our Manager to provide management services to us. See Note 9 for further information regarding our management agreement with our Manager. Our Manager also provides management services to TRMT.

Tremont Mortgage Trust. As described further in Note 1, on April 26, 2021, we and TRMT entered into the Merger Agreement. Adam D. Portnoy and Matthew P. Jordan, our Managing Trustees, are also TRMT’s managing trustees. Thomas J. Lorenzini, our President, also serves as president of TRMT, and G. Douglas Lanois, our Chief Financial Officer and Treasurer, also serves as chief financial officer and treasurer of TRMT. John L. Harrington serves as one of our Independent Trustees and is also an independent trustee of TRMT, and Joseph L. Morea, one of our Independent Trustees, previously served as an independent trustee of TRMT; Jeffrey P. Somers, one of our Independent Trustees, previously served as an independent trustee of TRMT. See Note 1 for further information regarding the Merger and the other Transactions.

For further information about these and other such relationships and certain other related person transactions, refer to our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, to our Current Report on Form 8-K dated April 26, 2021 and to our joint proxy statement/prospectus that is included in our registration statement on Form S-4 filed with the SEC on June 9, 2021, as subsequently amended and declared effective on July 26, 2021, or the Form S-4.

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
Note 12. Commitments and Contingencies
As of June 30, 2021, we had unfunded commitments of $38,291 related to our loans held for investment that are not reflected in our condensed consolidated balance sheet. These unfunded commitments had a weighted average initial maturity of 2.5 years as of June 30, 2021. See Note 5 for further information related to our loans held for investment.
Note 13. Legal Proceedings and Claims

As of July 30, 2021, four lawsuits have been filed by purported shareholders of ours and TRMT in connection with the proposed Merger between us and TRMT. The lawsuits were brought by the plaintiffs individually and are captioned Bishins v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-05435 (S.D.N.Y., filed June 21, 2021), Lee v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-05618 (S.D.N.Y., filed June 29, 2021), Merewether v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-13116 (D.N.J., filed June 29, 2021) and Parthenakis v. RMR Mortgage Trust, et al., Case No. 1:21-cv-05694 (S.D.N.Y, filed July 1, 2021), each, a complaint, and collectively, the complaints. The Bishins, Lee and Merewether complaints name as defendants TRMT and the TRMT board of trustees. The Bishins and Lee complaints also name RMRM as a defendant. The Parthenakis complaint names as defendants us and our Board of Trustees.

The plaintiffs generally assert claims under Section 14(a) and Section 20(a) of the Exchange Act, contending that the registration statement on Form S-4 filed with the SEC on June 9, 2021, and serving as the preliminary joint proxy statement/prospectus, omitted or misrepresented material information regarding the proposed merger between us and TRMT. The complaints generally seek injunctive relief preventing us and TRMT from consummating the Merger, rescission or rescissory damages, an award of plaintiffs’ costs, including attorneys’ fees and expenses, and such other relief the court may deem just and proper. The Bishins complaint also seeks a declaration that the Merger Agreement was entered into in breach of the Bishins individual defendants’ fiduciary duties and is therefore unlawful and unenforceable. The Lee and Merewether complaints additionally seek a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and an order directing the defendants to disseminate a registration statement that does not contain any untrue or misleading statements of material fact. The Parthenakis complaint also seeks an order requiring the Parthenakis defendants to account to plaintiffs for all damages suffered as a result of their wrongdoing.

We and our Board of Trustees deny that we have violated any laws or breached any duties to our shareholders and believe the claims asserted in the complaints are without merit.

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

On January 5, 2021, the SEC issued an order granting our request to deregister as an investment company under the 1940 Act. As a result, we changed our SEC registration to a reporting company under the Exchange Act. The issuance of the deregistration order enabled us to proceed with full implementation of our new business mandate to operate as a real estate investment trust that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional CRE. As a result of these changes to our business, we have not provided a comparison of our financial condition, any changes to financial conditions and results of operations to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders. The discussion herein is principally limited to our operations during the period following the SEC’s issuance of the deregistration order on January 5, 2021 to June 30, 2021. The results of operations from January 1, 2021 through January 4, 2021 were not material to our condensed consolidated financial statements and have not been presented or discussed separately, but they are included in our results of operations for the six months ended June 30, 2021.

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

As noted earlier in this Quarterly Report on Form 10-Q, on April 26, 2021, we entered into the Merger Agreement with TRMT pursuant to which we have agreed, on the terms and subject to the conditions set forth therein, to consummate the Merger and the other Transactions, subject to the satisfaction or waiver of certain conditions. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each of TRMT's common shares issued and outstanding immediately prior to the Effective Time will be converted into the right to receive the Exchange Ratio of one newly issued RMRM Common Share, subject to adjustment as described in the Merger Agreement, with cash paid in lieu of fractional shares. Under the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the TRMT Common Shares prior to the Effective Time. Pursuant to the Merger Agreement, at the Effective Time, any unvested common share awards outstanding under TRMT's equity compensation plan generally will be converted into unvested RMRM Common Share awards under our equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, determined by multiplying the number of TRMT's unvested common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). Pursuant to the Merger Agreement, effective upon consummation of the Merger, our Declaration of Trust will be amended to, among other things, change our name to "Seven Hills Realty Capital Trust” and provide our Board of Trustees authority to effect the conversion of us into a Maryland real estate investment trust without shareholder approval. Following the consummation of the Merger, our common shares will continue to trade on Nasdaq under the new ticker symbol “SHRC”.

The completion of the Merger is subject to the satisfaction or waiver of various conditions, including, among other things: (1) approval of the Merger and the other Transactions to which TRMT is a party by at least a majority of all the votes entitled to be cast by holders of its outstanding common shares at the special meeting of its shareholders scheduled to be held on September 17, 2021 for that purpose; (2) approval of the Merger Share Issuance by at least a majority of all the votes cast by the holders of our outstanding Common Shares entitled to vote at the special meeting of our shareholders scheduled to be held on September 17, 2021 for that purpose; (3) the absence of any law or order by any governmental authority prohibiting, making illegal, enjoining or otherwise restricting, preventing or prohibiting the consummation of the Merger and the other Transactions; (4) the effectiveness of the Form S-4 filed by us with the SEC to register our Common Shares to be issued in the Merger; (5) Nasdaq’s approval of the listing of our Common Shares to be issued in the Merger, subject to official notice of issuance; and (6) the receipt of certain tax opinions from each party’s tax counsel. The Form S-4 was declared effective by the SEC on July 26, 2021. The record date for determining the shareholders entitled to receive notice of, and to vote at, our and TRMT special meetings is July 14, 2021. Pending approval by our and TRMT shareholders at the special meetings of shareholders scheduled to be held on September 17, 2021, the Merger is expected to close during the third quarter of 2021.

The Merger Agreement provides that either party may terminate the agreement if the Merger is not consummated by December 31, 2021. The Merger is intended to qualify as a tax-free reorganization under the IRC and to provide a tax-free exchange for TRMT's shareholders for our Common Share consideration they receive in the Merger, except that TRMT's shareholders generally may recognize gain or loss with respect to cash received in lieu of fractional shares of our Common Shares.

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

The Merger Agreement contains certain termination rights for both us and TRMT, including that under specified circumstances, either party is entitled to terminate the Merger Agreement to accept a superior proposal (generally defined as proposals for 75% or more of the assets, revenues or earnings or equity of such party, which proposal such party’s board of trustees (or an authorized committee thereof) has determined in good faith, after consultation with outside financial advisors and outside legal counsel, (1) would, if consummated, result in a transaction that is more favorable to the shareholders of such party from a financial point of view than the Merger and the other Transactions, (2) for which the third party has demonstrated that the financing for such superior proposal is fully committed or is reasonably likely to be obtained, and (3) which is reasonably likely to receive all required approvals from any governmental authority and otherwise reasonably likely to be consummated on the terms proposed); provided that TRMT may only terminate the Merger Agreement after it has held the special meeting of its shareholders scheduled to be held on September 17, 2021 for the purpose of approving the Merger. Each party is required to pay the other party a termination fee of $2,156 plus the other party’s reasonable fees and expenses under certain circumstances related to such party’s change in recommendation, breach or termination in connection with a superior proposal. Except with respect to the foregoing, all fees and expenses incurred in connection with the Merger and the other Transactions will be paid by the party incurring those expenses, except that we and TRMT will share equally any filing fees incurred in connection with the filing of the Form S-4 and the related joint proxy statement/prospectus.

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

COVID-19 Pandemic
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have been lifted and commercial activity in the United States has increasingly returned to pre-pandemic practices and operations. To date, the COVID-19 pandemic has not had a significant impact on our business.

There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. As a result, we are unable to determine what the ultimate impact will be on our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, and the various actions our Manager has taken in response to the COVID-19 pandemic, see our "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021.

Book Value per Common Share
The table below calculates our book value per common share:

June 30, 2021
Shareholders' equity	$193,055
Total outstanding common shares	10,217
Book value per common share	$18.90

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021 (Successor Basis)	As of December 31, 2020 (Predecessor Basis)
Number of loans	9	5
Total loan commitments	$250,710	$111,720
Unfunded loan commitments (1)(2)	$38,291	$18,857
Principal balance (2)	$212,515	$92,863
Unamortized net deferred origination and exit fees	$(1,773)	$(984)
Carrying value	$210,742	$91,879
Weighted average coupon rate	4.98%	5.08%
Weighted average all in yield (3)	5.62%	5.71%
Weighted average LIBOR floor	0.76%	0.78%
Weighted average maximum maturity (years) (4)	4.2	4.2
Weighted average risk rating	2.9	3.0
Weighted average LTV (5)	68%	68%
(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)    The principal balance at June 30, 2021 includes $96 of capitalized interest that does not reduce the amount of unfunded loan commitments.
(3)    All in yield represents the yield on a loan, excluding any repurchase debt funding applicable to the loan and including amortization of deferred fees over the initial term of the loan.
(4)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(5)    LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
    The table below details our loan portfolio as of June 30, 2021:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
First mortgage loans
Downers Grove, IL	Office	09/25/2020	$30,000	$29,500	L + 4.25%	L + 4.69%	11/25/2024	67%	3
Durham, NC	Lab	12/17/2020	21,500	13,500	L + 4.35%	L + 5.20%	12/17/2025	57%	3
Los Angeles, CA	Retail	12/17/2020	24,600	17,826	L + 4.25%	L + 5.08%	12/17/2024	67%	3
Aurora, IL	Office / Industrial	12/18/2020	16,500	14,710	L + 4.35%	L + 5.04%	12/18/2024	73%	3
Berkeley, CA	Lab	12/30/2020	19,120	17,998	L + 4.35%	L + 4.85%	12/30/2025	75%	2
Miami, FL	Office	01/19/2021	10,900	10,900	L + 4.50%	L + 5.47%	01/19/2025	68%	3
Olmstead Falls, OH	Multifamily	01/28/2021	54,575	44,615	L + 4.00%	L + 4.65%	01/28/2026	63%	3
Colorado Springs, CO	Office / Industrial	04/06/2021	34,275	29,215	L + 4.50%	L + 5.04%	04/06/2025	73%	3
Londonderry, NH	Industrial	04/06/2021	39,240	34,251	L + 4.00%	L + 4.62%	04/06/2026	73%	3
Total/weighted average			$250,710	$212,515	L + 4.27%	L + 4.91%		68%	2.9
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

As of June 30, 2021, we had $250,710 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of nine first mortgage loans. All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
    As of July 30, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.
In July 2021, we originated a first mortgage loan of $27,385 which was used to refinance a multi-tenant office building located in Plano, TX. This loan requires the borrower to pay interest at the floating rate of LIBOR plus a premium of 475 basis points per annum. This floating rate loan includes an initial funding of $24,635 and a future funding allowance of $2,750 for tenant improvements, leasing commissions and capital expenditures and has a three-year initial term with two, one-year extension options, subject to the borrower meeting certain conditions.
Also in July 2021, we originated a first mortgage loan of $19,688 which was used to finance the acquisition of a 100-unit apartment building located in Portland, OR. This loan requires the borrower to pay interest at the floating rate of LIBOR plus a premium of 357 basis points per annum. This floating rate loan was fully funded at closing and has a three-year initial term with two, one-year extension options, subject to the borrower meeting certain conditions.
We did not have any impaired loans, non-accrual loans or loans in default as of June 30, 2021; thus, we did not record a reserve for loan loss as of that date. For further information regarding our risk rating policy, see Notes 3 and 5 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. However, depending on the duration and severity of the COVID-19 pandemic and any resulting economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in our "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021.

Financing Activities
On February 18, 2021, one of our wholly owned subsidiaries entered into our Master Repurchase Agreement with UBS. For further information regarding our Master Repurchase Agreement, see Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The table below is an overview of our Master Repurchase Facility, which provided financing for our loans held for investment, as of June 30, 2021:

June 30, 2021	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size (1)		Collateral Principal Balance
Master Repurchase Facility	02/18/2024	$49,172	$143,883	$193,055	$—	$212,515
(1)    While the Master Repurchase Facility has no maximum facility amount, we expect the advancements under the Master Repurchase Facility to not exceed our equity, which is as of June 30, 2021 is $193,055.
The table below details our Master Repurchase Facility activities during the three months ended June 30, 2021:

Total
Balance at March 31, 2021	$—
Borrowings	49,172
Deferred fees	(431)
Amortization of deferred fees	34
Balance at June 30, 2021	$48,775

The table below details our Master Repurchase Facility activities during the six months ended June 30, 2021:

Total
Balance at December 31, 2020	$—
Borrowings	49,172
Deferred fees	(431)
Amortization of deferred fees	34
Balance at June 30, 2021	$48,775

As of June 30, 2021, outstanding advancements under our Master Repurchase Facility had a weighted average interest rate of LIBOR plus 205 basis points per annum, excluding associated fees and expenses. As of June 30, 2021 and July 30, 2021, we had a $49,172 and a $69,172, respectively, aggregate outstanding principal balance under our Master Repurchase Facility. As of June 30, 2021, we were in compliance with all covenants and other terms under our Master Repurchase Agreement and the Guaranty.

RESULTS OF OPERATIONS (dollars in thousands, except per share data)
As a result of the changes to our business, we have not provided a comparison of our financial statements to prior year periods in which we were operating as a registered investment company because it would not be useful to our shareholders. We have provided a 2021 sequential quarter comparison which we believe may be useful to investors because we have operated as a mortgage REIT since January 5, 2021. The discussion herein is principally limited to our operations during the period following the SEC's issuance of the deregistration order on January 5, 2021 to June 30, 2021.

Three Months Ended June 30, 2021 Compared to Three Months Ended March 31, 2021

	Three Months Ended
	June 30, 2021	March 31, 2021	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$3,055	$2,001	$1,054	52.7%
Less: interest and related expenses	(192)	—	(192)	n/m
Income from investments, net	2,863	2,001	862	43.1%

OTHER EXPENSES:
Base management fees	721	715	6	0.8%
General and administrative expenses	714	592	122	20.6%
Reimbursement of shared services expenses	275	326	(51)	(15.6%)
Total expenses	1,710	1,633	77	4.7%

Income before income tax benefit (expense)	1,153	368	785	213.3%
Income tax benefit (expense)	7	(18)	25	(138.9%)
Net income	$1,160	$350	$810	231.4%

Weighted average common shares outstanding	10,208	10,202	6	0.1%

Net income per common share	$0.11	$0.03	$0.08	266.7%
n/m - not meaningful

Interest income from investments. The increase in interest income from investments was primarily the result of a full quarter of interest income from investments on two loan investments that were originated during the three months ended March 31, 2021 and the interest income from the origination of two loan investments during the three months ended June 30, 2021.

Interest and related expenses. The increase in interest and related expenses was primarily the result of advances made to us under our Master Repurchase Facility during the three months ended June 30, 2021.

General and administrative expenses. The increase in general and administrative expenses was primarily due to share-based compensation recognized as a result of trustee share grants awarded in May 2021, partially offset by a decrease in professional fees.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that our Manager arranges on our behalf from RMR LLC. The decrease in reimbursement of shared services expenses was primarily the result of decreased usage of shared services from RMR LLC during the three months ended June 30, 2021.
Income tax benefit (expense). Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.

Net income. The increase in net income was due to the changes noted above.
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

We intend to elect to be taxed as a REIT under the IRC, effective for our 2020 taxable year. In order to qualify for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings may be a useful indicator of distributions to our shareholders and is a measure that is considered by our Board of Trustees when determining the amount of such distributions. We believe that Distributable Earnings provides meaningful information to consider in addition to net income and cash flows from operating activities determined in accordance with GAAP. This measure helps us to evaluate our performance excluding the effects of certain transactions, the variability of any management incentive fees that may be paid or payable and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is used in determining the amount of base management and management incentive fees payable by us to our Manager under our management agreement.

Distributable Earnings

We calculate Distributable Earnings as net income, computed in accordance with GAAP, including realized losses not otherwise included in net income determined in accordance with GAAP, and excluding: (a) the management incentive fees earned by our Manager, if any; (b) depreciation and amortization, if any; (c) non-cash equity compensation expense; (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income under GAAP), if any; and (e) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Reconciliation of net income to Distributable Earnings:
Net income	$1,160	1,510
Non-cash equity compensation expense	182	182
Distributable Earnings	$1,342	$1,692

Weighted average common shares outstanding	10,208	10,205

Distributable Earnings per common share	$0.13	$0.17

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
Market Conditions. The outbreak of the COVID-19 pandemic in the first quarter of 2020 led to a sharp decline in economic activity over the first half of 2020. The closing of non-essential businesses, "shelter-in-place" orders, restrictions on travel, cancellations of events and gatherings and limitations on building occupancies implemented to stop or slow the spread of the virus had a substantial negative impact on the CRE market. Many property owners granted lease forbearance to tenants unable or, in some cases, unwilling to make rent payments which, in turn, increased the number of loan forbearance requests by property owners. In addition, volatility in the capital markets resulted in a substantial widening of credit spreads of commercial mortgage-backed securities, or CMBS, contributing to increased overall borrowing costs for banks and alternative lenders. Further, uncertainty surrounding the depth and duration of the economic downturn resulted in a severe decline in overall CRE transaction volume, and the financial burdens resulting from margin calls imposed on lenders, as a result of increased borrowing costs and declining collateral values, and many lenders’ shift in focus to manage large volumes of forbearance requests from borrowers caused new loan originations to significantly decline.

The CRE debt markets began to rebound in the third quarter of 2020 and are continuing to stabilize. CMBS credit spreads have declined such that newly issued AAA rated, investment grade bonds for conservatively underwritten loan pools with high quality collateral are trading at credit spreads less than those seen prior to the COVID-19 pandemic. In addition, issuance of CRE collateralized loan obligations, or CLOs (financial instruments secured by a pool of loans and used by lenders as a source of funding), has increased while CLO credit spreads have declined, providing additional liquidity to alternative lenders, like us.

While CRE transaction volume has improved recently, it has not returned to the average levels experienced prior to the COVID-19 pandemic. The decline in property transaction volume and increased liquidity available to lenders has caused greater competition among lenders, including banks and alternative lenders, like us, to fund new loans. We believe that this increased competition amongst lenders, along with significant declines in the LIBOR and U.S. treasury index rates, has benefited borrowers seeking loans to refinance high quality properties, particularly multifamily, industrial, life science or research and development/laboratory properties, that are either stabilized or near stabilization. Alternative lenders, like us, can provide flexible, shorter term financing to borrowers that may not be seeking longer term financing options because of economic uncertainty caused by the COVID-19 pandemic. However, despite the improvement of the securitization markets and the increase in lending activity, we believe challenges remain.

The hospitality and retail sectors are among those that have been most negatively impacted by the economic downturn related to the COVID-19 pandemic. However, with reduced restrictions and increased vaccination rates in the United States, retail sales and leisure travel have experienced improvement during the second quarter of 2021, while business travel remains at levels significantly lower than prior to the COVID-19 pandemic. It is unclear how consumer and travel habits will be impacted over the long term during and after the COVID-19 pandemic; if consumer and travel activity does not substantially rebound, we believe that this uncertainty will continue to burden these sectors and lenders with significant exposure to these property types will continue to face challenges. It is still unclear how the shift to flexible work-from-home schedules will impact the office sector and demand for office space going forward. As such, lenders will continue to face underwriting challenges with respect to assumptions related to new leasing, tenant renewal probabilities and occupancy rates for office properties, especially assets located in downtown or central business district markets. As vaccination rates increase and companies re-evaluate their work-from-home policies, there should be increased clarity on the demand for office properties. Multifamily properties are expected to continue to be a preferred asset class by most lenders and investors for the near term due to the stability of cash flows and the liquidity available from government sponsored enterprises, such as Fannie Mae or Freddie Mac; however, it is unclear what the impact of the U.S. Centers for Disease Control and Prevention moratorium on tenant evictions that expired on July 31, 2021 will have on the sector and how rent collections will be impacted. Industrial properties continue to perform well and benefit from the shift in consumers’ behavior to increased levels of e-commerce, which accelerated during the COVID-19 pandemic. Lastly, competition among lenders has caused alternative lenders, like us, to expand their loan portfolios to include certain asset types within these asset classes, such as data centers, manufactured housing, cold storage and self-storage, to achieve favorable yields on high quality properties that have been and may continue to be less susceptible to the impact of the COVID-19 pandemic.

The longer-term impact of the COVID-19 pandemic is still uncertain. However, we believe that as the U.S. economy continues to improve and returns to a more stable state, there will be significant opportunities for alternative lenders, like us, to provide creative, flexible debt capital for a wide array of circumstances and business plans.

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

The interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally intend to leverage approximately 75% of our investments, as LIBOR increases, our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by interest rate floor provisions in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in LIBOR. Based on our loan portfolio at June 30, 2021, LIBOR was 0.08% and would have to exceed the floor established by any of our loans, which currently range from 0.50% to 1.00%, for us to realize an increase in interest income.

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

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Under the Merger Agreement, we have agreed to conduct our business in all material respects in the ordinary course of business consistent with past practice. The Merger Agreement contains certain operating covenants that could affect our liquidity and capital resources, but we do not expect any material changes to our liquidity and capital resources prior to consummation of the Merger or, if applicable, the termination of the Merger Agreement, other than those which may occur in the ordinary course of our business. See Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Merger Agreement.

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

The following is a summary of our sources and uses of cash flows for the period presented:

Six Months Ended June 30, 2021
Cash, cash equivalents and restricted cash at beginning of period	$103,564
Net cash provided by (used in):
Operating activities	(2,093)
Investing activities	(118,075)
Financing activities	47,211
Cash, cash equivalents and restricted cash at end of period	$30,607

During the six months ended June 30, 2021, our cash used in operating activities consisted of unfavorable changes in working capital, including the payment of transaction costs related to the Merger of $2,270. During the six months ended June 30, 2021, our cash used in investing activities consisted of loan originations and additional fundings on our loans held for investment. During the six months ended June 30, 2021, our cash provided by financing activities consisted of proceeds from our Master Repurchase Facility, partially offset by deferred financing cost payments related to our Master Repurchase Facility and distributions to our common shareholders.

Distributions
During the six months ended June 30, 2021, we paid distributions to our common shareholders aggregating $1,530, or $0.15 per common share, using cash on hand. For further information regarding distributions we paid during the six months ended June 30, 2021, see Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On July 15, 2021, we declared a quarterly distribution of $0.15 per common share, or approximately $1,533 in aggregate, to shareholders of record on July 26, 2021. We expect to pay this distribution on or about August 19, 2021.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2021 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$38,291	$—	$38,291	$—	$—
Principal payments on Master Repurchase Facility (2)	49,172	—	49,172	—	—
Interest payments (3)	2,701	1,067	1,634	—	—
	$90,164	$1,067	$89,097	$—	$—
(1)The allocation of our unfunded loan commitments is based on the current loan maturity date to which the individuals commitments relate.
(2)The allocation of outstanding advancements under our Master Repurchase Facility is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of June 30, 2021 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at June 30, 2021 were the outstanding balances under our Master Repurchase Facility. Our Master Repurchase Agreement provides for acceleration of the date of repurchase of any then Purchased Assets and UBS’s liquidation of the Purchased Assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Agreement also provides that upon the repurchase of any then Purchased Asset, we are required to pay UBS the outstanding purchase price of such Purchased Asset and accrued interest and any and all accrued and unpaid expenses of UBS relating to such Purchased Asset.
In connection with our Master Repurchase Agreement, we entered into the Guaranty, which requires us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well any costs and expenses of UBS related to our Master Repurchase Agreement. The Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity and a total indebtedness to stockholders' equity ratio.
As of June 30, 2021, we had a $49,172 aggregate outstanding principal balance under our Master Repurchase Facility. Our Master Repurchase Agreement is structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS to control interest payments from our borrowers under our loans that are financed under our Master Repurchase Facility, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facility. As of June 30, 2021, we believe we were in compliance with all covenants and other terms under our Master Repurchase Agreement and, to date, UBS has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreement.

Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example, as noted earlier in this Quarterly Report on Form 10-Q, we entered into the Merger Agreement with TRMT pursuant to which we have agreed, on the terms and subject to the conditions set forth therein, to consummate the Merger and the other Transactions, subject to the satisfaction or waiver of certain conditions. For further information about these and other such relationships and related person transactions, see Notes 1, 9 and 10 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Current Report on Form 8-K dated April 26, 2021, Proxy Statement for our 2021 Annual Meeting of Shareholders, Form S-4 and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of this Quarterly Report on Form 10-Q and “Summary of Principal Risk Factors” included in our Current Report on Form 8-K filed on March 24, 2021 for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The likelihood that we will complete the Merger;

•Our expectation that our shareholders will benefit from the Merger;

•The risks associated with the ability to consummate the Merger and the other Transactions;

•The risk that the anticipated benefits from the Merger may not be realized or may take longer to realize than expected, including as a result of the failure to obtain the required approvals of our and TRMT’s shareholders;

•Unexpected costs or unexpected liabilities that may arise from the Merger or the other Transactions, whether or not completed;

•The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or the failure to satisfy the closing conditions;

•The duration and severity of the COVID-19 pandemic and its impact on us and our borrowers and their ability and willingness to fund their debt service obligations to us;

•Our expectations about our borrowers’ business plans and their abilities to successfully execute them;
•Our expectations regarding the diversity and other characteristics of our loan portfolio;
•Our ability to carry out our business strategy and take advantage of opportunities for our business that we believe exist;
•Our expectations of the volume of transactions and opportunities that will exist in the CRE debt market, including the middle market, when the U.S. economy improves and returns to a more stable state for a sustained period;

•Our ability to obtain additional capital, and to realize our expected extent of leverage, to enable us to make additional investments or to increase our potential returns, including by using available leverage;

•Our ability to pay distributions to our shareholders and to increase and sustain the amount of such distributions;

•Our operating and investment targets, investment and financing strategies and leverage policies;
•Our expected operating results;
•The amount and timing of cash flows we receive from our investments;
•The ability of our Manager to locate suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy;
•Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings;

•The origination, extension, exit, prepayment or other fees we may earn from our investments;
•Yields that may be available to us from mortgages on middle market and transitional CRE;
•The duration and other terms of our loan agreements with borrowers;
•The credit qualities of our borrowers;

•The ability and willingness of our borrowers to repay our investments in a timely manner or at all;
•Our projected leverage;
•The cost and availability of additional advancements under our Master Repurchase Facility, or other debt financing under additional repurchase or bank facilities we may obtain from time to time, and our ability to obtain such additional debt financing;
•Our qualification for taxation as a REIT;
•Our ability to maintain our exemption from registration under the 1940 Act;
•Our understanding of the competitive nature of our industry and our ability to successfully compete under such circumstances;
•Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally; and
•Regulatory requirements and the effect they may have on us or our competitors.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, financial condition, liquidity, results of operations, cash flows, prospects and ability to make distributions include, but are not limited to:
•The impact of conditions in the economy, the CRE industry and the capital markets on us and our borrowers,
•Competition within the CRE lending industry,
•Changes in the availability, sourcing and structuring of CRE lending,
•Defaults by our borrowers,
•Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify for taxation as a REIT for U.S. federal income tax purposes,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, our Manager, RMR LLC, and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•We have a limited operating history originating and investing in first mortgage loans secured by middle market and transitional CRE and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,
•To make additional investments and continue to grow our business, we will need to obtain additional cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments,
•Our distributions and distribution rate are set from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Distributable Earnings, the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to qualify for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly, our future distribution rates may be increased or decreased and we can provide no assurances as to the rate at which future distributions will be paid.
•Competition may limit our ability to identify and make desirable investments,
•Our belief that there will be strong demand for alternative sources of CRE debt capital as the U.S. economy continues to improve and return to a more stable state may not be correct,
•The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the underlying collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans,
•Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if the tenants’ businesses fail or they default on their debt service obligations owed to us,
•The impact of the COVID-19 pandemic is affecting all parts of the economy including our borrowers who are experiencing the negative impact of current economic conditions. As a result, we may not have sufficient capital to meet commitments from actions that UBS takes if our borrowers default or the value of our collateral declines below required levels,
•Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make or sustain distributions to our shareholders,
•Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties,
•Our Manager and RMR LLC have limited historical experience managing or servicing mortgage REITs,
•We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur,
•Continued availability of additional advancements under our Master Repurchase Facility is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facility is subject to approval by the lender under our Master Repurchase Facility, whose approval we may not obtain,
•Actual costs under our Master Repurchase Facility will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,
•Any phase out of LIBOR may have an impact on our investments and our debt financing arrangements,
•We are dependent upon our Manager, its affiliates and their personnel. We may be unable to find suitable replacements if our management agreement is terminated,
•We believe that our relationships with our related parties, including our Managing Trustees, our Manager, RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,
•Our intention to remain exempt from registration under the 1940 Act imposes limits on our operations, and we may fail to remain exempt from registration under the 1940 Act,
•Our failure to qualify for taxation as a REIT could have significant adverse consequences,
•Although we have entered into the Merger Agreement and we expect the Merger to close during the third quarter of 2021, the closing of the Merger is subject to the satisfaction or waiver of conditions, including the receipt of requisite approvals by our and TRMT’s shareholders. We cannot be sure that any or all of these conditions will be satisfied or waived. Accordingly, the Merger may not close when expected or at all, or the terms of the Merger and the other Transactions may change, and
•This Quarterly Report on Form 10-Q states that the Merger, the Merger Share Issuance and the other Transactions and the terms thereof were evaluated, negotiated and recommended to each of our and TRMT’s board of trustees by special committees of our and TRMT’s board of trustees, respectively, each consisting solely of our and TRMT’s disinterested, independent trustees, respectively, and were separately unanimously approved and adopted by our and TRMT’s independent trustees and by our and TRMT’s board of trustees, and that UBS Securities LLC and Citigroup Global Markets Inc. acted as a financial advisor to each of the special committees of our and TRMT’s board of trustees, respectively. Despite this process, we have been subject to, and could be subject to additional claims challenging the Merger and the other Transactions or our entry into the Merger Agreement and related agreements because of the multiple relationships among us, TRMT, TRA, RMR LLC, RMR Inc. and their related persons and entities or other reasons, and defending even meritless claims could be expensive and distracting to management.
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

Part II. Other Information
Item 1. Legal Proceedings

Information regarding our legal proceedings and claims is included in Note 13 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties, a number of which are described in "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021. The Merger may subject us to additional risks as described in "Risk Factors" in the joint proxy statement/prospectus that is included in the Form S-4 filed with the SEC on June 9, 2021, as subsequently amended and declared effective on July 26, 2021. The risks described in the "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021 and in "Risk Factors" in the definitive joint proxy statement/prospectus may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described therein occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders could be adversely affected and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021 and in "Risk Factors" in the definitive joint proxy statement/prospectus and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 26, 2021, between The Company and Tremont Mortgage Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2021.)

3.1	Amended and Restated Agreement and Declaration of Trust of the Company, effective January 5, 2021. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2021.)
3.2	Amended and Restated Bylaws of the Company, adopted March 23, 2021. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)
10.1
Letter Agreement, dated as of April 26, 2021, among the Company, Tremont Mortgage Trust and Tremont Realty Advisors LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2021.)

10.2	Voting Agreement, dated as of April 26, 2021, between the Company and Tremont Realty Advisors LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2021.)
10.3	RMR Mortgage Trust 2021 Equity Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2021.)
10.4	Summary of Trustee Compensation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2021.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)
(+) Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMR MORTGAGE TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President
Dated: August 3, 2021

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: August 3, 2021