Form 10-Q
period 2021-09-30
Seven Hills Realty Trust
filed 2021-11-02
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34383

Seven Hills Realty Trust
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-4649929
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634
(Address of Principal Executive Offices)                            (Zip Code)
Registrant’s Telephone Number, Including Area Code 617-332-9530
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest	SEVN	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of October 29, 2021: 14,597,260

SEVEN HILLS REALTY TRUST
FORM 10-Q
September 30, 2021

References in this Quarterly Report on Form 10-Q to the Trust, SEVN, we, us or our include Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEET
(dollars in thousands, except per share data)
(unaudited)

September 30,
2021
ASSETS
Cash and cash equivalents	$19,298
Restricted cash	549
Loans held for investment, net	434,474
Accrued interest receivable	1,611
Prepaid expenses and other assets	271
Total assets	$456,203

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$2,076
Master repurchase facilities, net	215,735
Due to related persons	1,743
Total liabilities	219,554

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; unlimited number of shares authorized; 14,501,609 shares issued and outstanding	15
Additional paid in capital	237,235
Cumulative net income	3,994
Cumulative distributions	(4,595)
Total shareholders' equity	236,649
Total liabilities and shareholders' equity	$456,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN HILLS REALTY TRUST
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

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
INCOME FROM INVESTMENTS:
Interest income from investments	$4,510	$9,566
Less: interest and related expenses	(488)	(680)
Income from investments, net	4,022	8,886

OTHER EXPENSES:
Base management fees	731	2,167
General and administrative expenses	433	1,739
Reimbursement of shared services expenses	349	950
Total expenses	1,513	4,856

Income before income tax expense	2,509	4,030
Income tax expense	(25)	(36)
Net income	$2,484	$3,994

Weighted average common shares outstanding - basic	10,263	10,225
Weighted average common shares outstanding - diluted	10,264	10,225

Net income per common share - basic and diluted	$0.24	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (Predecessor Basis)
(amounts in thousands)
(unaudited)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
INVESTMENT INCOME:
Dividend income	$2,951	$10,468
Interest income	51	74
Other income	18	43
Total investment income	3,020	10,585
EXPENSES:
Advisory	599	1,851
Legal	98	273
Compliance and internal audit	34	102
Shareholder reporting	58	93
Custodian	24	72
Administrative	25	73
Preferred share remarketing and auction fees	19	55
Audit	13	37
Trustees' fees and expenses	14	42
Other	71	175
Total expenses before interest expense	955	2,773
Interest expense	215	1,066
Total expenses	1,170	3,839
Net investment income	1,850	6,746
Realized and change in unrealized gain (loss) on investments
Net realized gain on investments	6,887	7,808
Net change in unrealized losses on investments	(7,244)	(92,204)
Net realized and change in unrealized losses on investments	(357)	(84,396)
Net increase (decrease) in net assets before preferred distributions resulting from operations	1,493	(77,650)
Distributions to preferred shareholders from net investment income	(84)	(297)
Net increase (decrease) in net assets attributable to common shares resulting from operations	$1,409	$(77,947)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Net assets at December 31, 2020	10,202	$10	$192,884	$—	$—	$192,894
Net income	—	—	—	350	—	350
Balance at March 31, 2021	10,202	$10	$192,884	$350	$—	$193,244
Share grants	15	—	181	—	—	181
Net income	—	—	—	1,160	—	1,160
Distributions	—	—	—	—	(1,530)	(1,530)
Balance at June 30, 2021	10,217	$10	$193,065	$1,510	$(1,530)	$193,055
Issuance of shares	4,285	5	44,170	—	—	44,175
Net income	—	—	—	2,484	—	2,484
Distributions	—	—	—	—	(3,065)	(3,065)
Balance at September 30, 2021	14,502	$15	$237,235	$3,994	$(4,595)	$236,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Predecessor Basis)
(amounts in thousands)
(unaudited)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Increase (decrease) in net assets resulting from operations
Net investment income	$1,850	$6,746
Net realized gain on investments	6,887	7,808
Net change in unrealized losses on investments	(7,244)	(92,204)
Distributions to preferred shareholders	(84)	(297)
Net increase (decrease) in net assets attributable to common shares resulting from operations	1,409	(77,947)
Distributions to common shareholders from:
Distributable earnings	(1,020)	(5,407)
Total distributions to common shareholders	(1,020)	(5,407)
Total increase (decrease) in net assets attributable to common shares	389	(83,354)
Net assets attributable to common shares
Beginning of period	171,583	255,326
End of period	$171,972	$171,972
Common shares issued and repurchased
Shares outstanding, beginning of period	10,202	10,202
Shares outstanding, end of period	10,202	10,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(unaudited)

Nine Months Ended September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,994
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	181
Amortization of deferred financing costs	87
Amortization of loan origination and exit fees	(1,212)
Changes in operating assets and liabilities:
Accrued interest receivable and interest advances	(1,137)
Prepaid expenses and other assets	282
Accounts payable, accrued liabilities and deposits	(1,814)
Due to related persons	916
Net cash provided by operating activities	1,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(187,989)
Additional funding of loans held for investment	(2,458)
Repayment of loans held for investment	18,433
Payment of merger related costs	(6,160)
Cash assumed in merger	11,070
Net cash used in investing activities	(167,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from master repurchase facility	97,715
Repayments under master repurchase facility	(10,332)
Payments of deferred financing costs	(698)
Distributions	(4,595)
Net cash provided by financing activities	82,090

Decrease in cash, cash equivalents and restricted cash	(83,717)
Cash, cash equivalents and restricted cash at beginning of period	103,564
Cash, cash equivalents and restricted cash at end of period	$19,847

SUPPLEMENTAL DISCLOSURES:
Interest paid	$467
Income taxes paid	$2,477
NON-CASH INVESTING ACTIVITIES
Loans held for investment acquired by issuance of common shares	$169,150
Working capital net liabilities assumed	$924
NON-CASH FINANCING ACTIVITIES
Assumption of master repurchase facility	$128,962
Issuance of common shares	$44,175

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(dollars in thousands)
(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the amounts shown in the condensed consolidated statement of cash flows:

As of September 30, 2021
Cash and cash equivalents	$19,298
Restricted cash	549
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$19,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS (Predecessor Basis)
(dollars in thousands)
(unaudited)

Nine Months Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets before preferred distributions resulting from operations	$(77,650)
Adjustments to reconcile net decrease in net assets before preferred distributions resulting from operations to cash provided by operating activities:
Purchases of long term investments	(36,502)
Proceeds from sales of long term investments	57,207
Net sales of short term investments	34,612
Origination of loans held for investment	(29,192)
Changes in assets and liabilities:
Dividends and interest receivable and other assets	(3,066)
Prepaid expenses	81
Interest payable	(127)
Payable for securities purchased	(10)
Advisory fee payable	(63)
Compliance and internal audit costs payable	(48)
Administrative fee payable	7,270
Accrued expenses and other liabilities	51
Net change in unrealized losses on investments	92,204
Net realized gain on investments and foreign currency transactions	(7,808)
Cash provided by operating activities	36,959

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to preferred shareholders	(297)
Distributions paid to common shareholders	(5,407)
Cash used in financing activities	(5,704)

Increase in cash and cash equivalents	31,255
Cash and cash equivalents at beginning of period	7
Cash and cash equivalents at end of period	$31,262

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and fees on borrowings	$1,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEVEN HILLS REALTY TRUST
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization

Seven Hills Realty Trust (formerly known as RMR Mortgage Trust), or we, us, our, or the Trust, is a Maryland statutory trust. We were previously registered under the Investment Company Act of 1940, as amended, or the 1940 Act, as a closed-end management investment company. Our investment objective while we operated as a registered investment company was investing in equity securities of real estate companies.

On January 5, 2021, the Securities and Exchange Commission, or the SEC, issued an order granting our request to deregister as an investment company under the 1940 Act, or the Deregistration. As a result, the Trust changed its SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The issuance of the deregistration order enabled us to proceed with full implementation of our new business mandate to operate as a real estate investment trust, or REIT, that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate, or CRE, or the Business Change.

Merger with Tremont Mortgage Trust

On April 26, 2021, we and Tremont Mortgage Trust, or TRMT, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, TRMT agreed to merge with and into us, with us continuing as the surviving entity in the merger, or the Merger. The Merger was consummated and became effective at 4:01 p.m., Eastern Time, on September 30, 2021, or the Effective Time. At the Effective Time, the separate existence of TRMT ceased.

Pursuant to the terms set forth in the Merger Agreement and the Letter Agreement, dated as of August 26, 2021, by and between us and TRMT, or the Letter Agreement, at the Effective Time, each one (1) issued and outstanding common share of beneficial interest, $0.01 par value per share, of TRMT, or the TRMT Common Shares, was automatically converted into the right to receive 0.516 of one (1) of our common shares of beneficial interest, $0.001 par value per share or, the SEVN Common Shares. No fractional shares of SEVN Common Shares were issued in the Merger, and holders of shares of TRMT Common Shares received cash in lieu of any such fractional shares.

Pursuant to the Merger Agreement and the Letter Agreement, at the Effective Time, each outstanding unvested TRMT Common Share awarded under TRMT's equity compensation plan was converted into an award of SEVN Common Shares determined by multiplying the number of unvested TRMT Common Shares subject to such award by 0.516 (rounded down to the nearest whole number). Such award will continue to be subject to the same vesting and other terms and conditions as were in effect immediately prior to the Effective Time.

Effective as of the Effective Time, we changed our name to “Seven Hills Realty Trust.” The combined company continues to be managed by our manager and TRMT's manager (until TRMT ceased to exist), Tremont Realty Capital LLC (formerly known as Tremont Realty Advisors LLC), or TRC, or our Manager, and our common shares continue to trade on The Nasdaq Stock Market LLC, or Nasdaq, under the new ticker symbol “SEVN."

Upon consummation of the Merger, TRMT's separate management agreement with TRC was terminated and TRC waived its right to receive payment of the termination fee that would otherwise have been payable as a result of that termination. In consideration of this waiver, we agreed that, effective upon consummation of the Merger and the termination of TRMT's management agreement with TRC, certain of the expenses TRC had paid pursuant to such management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with TRC.

The purchase price, based on the closing price of our common shares on September 30, 2021 of $10.31 per share, was approximately $169,150, including the assumption of $128,962 outstanding under TRMT's master repurchase facility and closing costs of approximately $6,160 (excluding closing costs of $5,205 of which was paid by TRMT) and assumed working capital of $10,146.

Following the Merger and the other transactions contemplated by the Merger Agreement, we assumed TRMT’s master repurchase facility and the portfolio of 10 loans with an aggregate principal balance of $204,692.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 2. Basis of Presentation
Prior to the Business Change, the Trust was accounted for as an investment company in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, or the Predecessor Basis. Upon the Business Change, we discontinued the application of guidance in ASC Topic 946 and prospectively applied the guidance required under GAAP, applicable to companies that are not investment companies, or the Successor Basis. As a result of these changes, our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 are presented separately from our financial statements on the Predecessor Basis, as of and for the periods prior to December 31, 2020. The results of operations from January 1, 2021 through January 4, 2021 were not material to the Trust's condensed consolidated financial statements and have not been presented separately, but they are included in our condensed consolidated statement of operations for the nine months ended September 30, 2021.

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
Note 3. Summary of Significant Accounting Policies
Consolidation. These condensed consolidated financial statements include the accounts of ours and our subsidiaries, all of which are 100% owned directly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

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
Loans Held for Investment. Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity, or if earlier, repayment. Loans that are held for investment are carried at cost, net of unamortized loan origination, accreted exit fees, unamortized purchase premiums and unaccreted purchase discounts, that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate are held at the lower of cost or fair value less cost to sell.
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

SEVEN HILLS REALTY TRUST
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
See Note 6 for further information regarding our current loan portfolio’s assessment under our internal risk rating policy.
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
As of September 30, 2021, we have not recorded any allowances for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loan agreements with borrowers.
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
Loan Deferred Fees. Loan origination and exit fees are reflected in loans held for investment, net, in our condensed consolidated balance sheet and include fees charged to borrowers. These fees are amortized and accreted, respectively, into interest income over the life of the related loans held for investment. At September 30, 2021, we had approximately $1,101 loan origination and exit fees, net of amortization.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as an offset to the related liability and amortized over the respective financing terms and are recorded in our condensed consolidated statements of

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

operations as a component of interest and related expenses. At September 30, 2021, we had approximately $610 of capitalized financing costs, net of amortization.
Net Income Per Common Share. We calculate net income per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding during the period. At September 30, 2021 and December 31, 2020, no warrants, options or other types or classes of securities existed that could be potentially dilutive to our common shares outstanding.

Revenue Recognition. Interest income related to our first mortgage loans secured by CRE will generally be accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, will be amortized or accreted into interest income over the remaining lives of the loans using the effective interest method, as adjusted for any prepayments.

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

Note 4. Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As a smaller reporting company, we expect to adopt ASU No. 2016-13 on January 1, 2023. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements. The effect of the adoption of ASU No. 2016-13, if material, will be presented as a cumulative-effect adjustment to equity as of the date of adoption.
Note 5. Merger with Tremont Mortgage Trust

As described in Note 1, on September 30, 2021, we completed the Merger, pursuant to which we acquired TRMT's loans held for investment portfolio consisting of 10 loans with an aggregate principal balance of $204,692. The purchase price, based on the closing price of our common shares on September 30, 2021 of $10.31 per share, was $169,150, including the assumption of $128,962 outstanding under TRMT's master repurchase facility and closing costs of approximately $6,160 (excluding closing costs of $5,205 of which was paid by TRMT) and assumed working capital of $10,146.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the consideration transferred and liabilities assumed as a result of the Merger:

TRMT common shares outstanding	8,303,629
Multiplied by the exchange ratio	0.516
4,284,673
TRMT fractional shares adjustment	(73)
SEVN Common Shares issued	4,284,600
Closing price of SEVN Common Shares on September 30, 2021	$10.31
Value of consideration transferred	$44,174
Assumed working capital	(10,146)
Assumed master repurchase facility, principal balance	128,962
Merger related costs	6,160
Consideration transferred and liabilities assumed	$169,150

After consideration of applicable factors pursuant to ASC Topic 805, Business Combinations, including the application of a screen test to evaluate if substantially all the fair value of TRMT as the acquired entity is concentrated in a single identifiable asset or group of similar identifiable assets, we have concluded that the Merger qualifies as an asset acquisition under GAAP. Accordingly, SEVN accounted for the Merger as an asset acquisition, with Merger related costs capitalized as a component of the cost of the assets acquired and SEVN treated as the acquirer of TRMT.

The assets acquired and liabilities assumed were recorded at their relative fair values and added to our condensed consolidated balance sheet as of September 30, 2021. The fair value of the loans acquired in the Merger exceeded the purchase price of the loans. In accordance with GAAP, a purchase discount of $36,443 is recorded for the difference between the fair value and purchase price of the loans acquired. The purchase discount will be allocated to each acquired TRMT loan and accreted into income over the remaining term of the respective loan.

The following table summarizes the purchase price allocation for the Merger:

Cash and cash equivalents	$11,070
Loans held for investment, net	169,150
Accrued interest receivable	603
Prepaid expenses and other assets	31
Total assets	180,854
Accounts payable and other liabilities	(901)
Master repurchase facility, net	(128,962)
Due to related persons	(657)
Net assets acquired	50,334
Assumed working capital	(10,146)
Assumed master repurchase facility, principal balance	128,962
Consideration transferred and liabilities assumed	$169,150

Note 6. Loans Held for Investment
We originate first mortgage loans secured by middle market and transitional CRE, which are generally to be held as long term investments. We funded our loan portfolio prior to the Merger using cash on hand and advancements under our master repurchase facility with UBS AG, or UBS, or our UBS Master Repurchase Facility, and we acquired 10 first mortgage loans in the Merger. See Note 7 for further information regarding our debt agreements.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides overall statistics for our loan portfolio as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021 (Successor Basis)	As of December 31, 2020 (Predecessor Basis)
Number of loans	22	5
Total loan commitments	$525,885	$111,720
Unfunded loan commitments (1)(2)	$53,963	$18,857
Principal balance (2)	$472,018	$92,863
Carrying value	$434,474	$91,879
Weighted average coupon rate	4.86%	5.08%
Weighted average all in yield (3)	5.43%	5.71%
Weighted average LIBOR floor	1.01%	0.78%
Weighted average maximum maturity (years) (4)	3.7	4.2
Weighted average risk rating	3.0	3.0
(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)    The principal balance at September 30, 2021 includes $96 of capitalized interest that does not reduce the amount of unfunded loan commitments and $204,692 of loans acquired in the Merger.
(3)     All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(4)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.

The table below represents our loan activities during the three months ended September 30, 2021:

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at June 30, 2021 (Successor Basis)	$212,515	$(1,773)	$210,742
Additional funding	1,710	—	1,710
Originations	71,534	(800)	70,734
Repayments	(18,433)	—	(18,433)
Net amortization of deferred fees	—	571	571
Loans acquired in Merger (1)	204,692	901	205,593
Purchase discount on loans acquired in Merger	—	(36,443)	(36,443)
Balance at September 30, 2021 (Successor Basis)	$472,018	$(37,544)	$434,474
(1)    Deferred fees and other items for loans acquired in Merger represent exit fees contractually due upon repayment of loans acquired in the Merger.

The table below represents our loan activities during the nine months ended September 30, 2021:

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at December 31, 2020 (Predecessor Basis)	$92,863	$(984)	$91,879
Additional funding	2,677	—	2,677
Originations	190,219	(2,230)	187,989
Repayments	(18,433)	—	(18,433)
Net amortization of deferred fees	—	1,212	1,212
Loans acquired in Merger (1)	204,692	901	205,593
Purchase discount on loans acquired in Merger	—	(36,443)	(36,443)
Balance at September 30, 2021 (Successor Basis)	$472,018	$(37,544)	$434,474
(1)    Deferred fees and other items for loans acquired in Merger represent exit fees contractually due upon repayment of loans acquired in the Merger.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In August 2021, we received $19,137 of repayment proceeds from the borrower on our loan that was used to refinance a three-building lab property located in Berkeley, CA, which included outstanding principal of $18,433, a prepayment premium and exit fee of $621, as well as accrued interest and our associated legal expenses of $83.

In October 2021, we received $13,130 of repayment proceeds from the borrower on our loan that was used to finance a grocery anchored shopping center in Omaha, NE, which included outstanding principal of $13,053, as well as accrued interest and our associated legal expenses of $76.

In October 2021, we originated a first mortgage loan of $24,750 to refinance a multi-tenant office building located in Carlsbad, CA. This loan requires the borrower to pay interest at the floating rate of LIBOR plus a premium of 325 basis points per annum. This floating rate loan includes an initial funding of $23,740 and a future funding allowance of $1,010 for tenant improvements, leasing commissions and capital expenditures and has a three-year initial term with two, one-year extension options, subject to the borrower meeting certain conditions.
The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Successor Basis)			December 31, 2020 (Predecessor Basis)
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office (1)	10	$192,994	44%	2	$38,106	41%
Multifamily	4	87,614	20%	—	—	—%
Lab	1	13,384	3%	2	31,078	34%
Retail	4	59,754	14%	1	17,029	19%
Industrial (1)	2	60,963	14%	—	5,666	6%
Hotel	1	19,765	5%	—	—	—%
	22	$434,474	100%	5	$91,879	100%
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

	September 30, 2021 (Successor Basis)			December 31, 2020 (Predecessor Basis)
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	3	$57,475	13%	—	$—	—%
South	7	135,216	31%	1	13,281	14%
West	6	101,043	23%	2	34,826	38%
Midwest	6	140,740	33%	2	43,772	48%
	22	$434,474	100%	5	$91,879	100%
Loan Risk Ratings
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table allocates the carrying value of our loan portfolio at September 30, 2021 and December 31, 2020 based on our internal risk rating policy:

	September 30, 2021 (Successor Basis)		December 31, 2020 (Predecessor Basis)
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	2	41,033	—	—
3	17	345,584	5	91,879
4	3	47,857	—	—
5	—	—	—	—
	22	$434,474	5	$91,879
The weighted average risk rating of our loans by carrying value was 3.0 as of both September 30, 2021 and December 31, 2020. The COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, some of which are the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Further, although economic activity in the United States has improved significantly from the low points during the pandemic to date, certain industries have not recovered to their pre-pandemic positions. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As of September 30, 2021, we had three loans representing approximately 11% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk". We did not have any impaired loans or nonaccrual loans as of September 30, 2021 or December 31, 2020. See Note 3 for further information regarding our loan risk ratings.

As of October 29, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

Note 7. Debt Agreements
UBS Master Repurchase Facility

On February 18, 2021, one of our wholly owned subsidiaries entered into a master repurchase agreement, or the UBS Master Repurchase Agreement, with UBS for our Master Repurchase Facility, pursuant to which we may sell to UBS, and later repurchase, commercial mortgage loans, or the purchased assets. The expiration date of the UBS Master Repurchase Agreement is February 18, 2024, unless extended or earlier terminated in accordance with the terms of the UBS Master Repurchase Agreement. Pursuant to the UBS Master Repurchase Agreement, we will pay UBS a non-refundable upfront fee that is equal to 0.50% of the applicable tranche amount on each Purchase Date (as each term is defined in the UBS Master Repurchase Agreement).

Under our UBS Master Repurchase Facility, the initial purchase price paid by UBS for each purchased asset is up to 75% of the lesser of the market value of the purchased asset and the unpaid principal balance of such purchased asset, subject to UBS’s approval. Upon the repurchase of a purchased asset, we are required to pay UBS the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of UBS relating to such purchased assets. The pricing rate (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a customary premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. UBS has the discretion under our UBS Master Repurchase Agreement to make advancements at margins higher than 75%. The weighted average interest rate for advancements under our UBS Master Repurchase Facility was 2.1% and 2.2% for the three and nine months ended September 30, 2021, respectively.

In connection with our UBS Master Repurchase Agreement, we entered into a guaranty, or the UBS Guaranty, which requires us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well any costs and expenses of UBS related to our UBS Master Repurchase Agreement. The UBS Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity and a total indebtedness to stockholders' equity ratio.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our UBS Master Repurchase Facility also contains margin maintenance provisions that provide UBS with the right, in certain circumstances related to a Credit Event (as defined in the UBS Master Repurchase Agreement) to redetermine the value of purchased assets. Where a decline in the value of such purchased assets has resulted in a margin deficit, UBS may require us to eliminate any margin deficit through a combination of purchased asset repurchases and cash transfers to UBS subject to UBS’s approval. As of September 30, 2021, we were in compliance with all covenants and other terms under our UBS Master Repurchase Agreement and the UBS Guaranty.

Citibank Master Repurchase Facility

As previously mentioned in Note 5, as a result of the Merger, we assumed the master repurchase facility with Citibank N.A., or Citibank, or our Citibank Master Repurchase Facility. TRMT had a master repurchase facility pursuant to a Master Repurchase Agreement, dated as of February 9, 2018, between TRMT CB Lender and Citibank N.A., or Citibank, or the Citibank Master Repurchase Agreement, as amended by the First Amendment to the Citibank Master Repurchase Agreement, dated as of November 6, 2018, and the Second Amendment to the Citibank Master Repurchase Agreement, dated as of October 30, 2020. On September 30, 2021, as a result of the Merger, we became party to TRMT's master repurchase facility and entered into a guaranty, or the Citibank Guaranty, in favor of Citibank, pursuant to which, among other things, we replaced TRMT as guarantor of certain obligations of TRMT CB Lender LLC, a wholly owned subsidiary, or TRMT CB Lender, under the Citibank Master Repurchase Agreement. In connection with the closing of the Merger, TRMT CB Lender also entered into a Third Amendment to the Citibank Master Repurchase Agreement and Fifth Amendment to Fee Agreement with Citibank. Pursuant to the Citibank Master Repurchase Agreement, as amended, we may sell to Citibank and later repurchase, floating rate mortgage loans and other related assets. The maximum amount of available advancements under the Citibank Master Repurchase Agreement, as amended, is $213,482, and the expiration date thereof is November 6, 2022, unless extended or earlier terminated in accordance with the terms of the Citibank Master Repurchase Agreement.

Under our Citibank Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset is equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Citibank Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points.

The Citibank Guaranty, which requires us to guarantee 25% of our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Citibank Master Repurchase Agreement. The Citibank Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity, a total indebtedness to tangible net worth ratio and a minimum interest coverage ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Citibank Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of such purchased assets has resulted in a margin deficit, Citibank may require us to eliminate any margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval. As of September 30, 2021, we have not received a margin call under our Citibank Master Repurchase Agreement.

Our Citibank Master Repurchase Agreement also provides for acceleration of the date of repurchase of the purchased assets by us and Citibank’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC. As of September 30, 2021, we were in compliance with all of the covenants and other terms under our Citibank Master Repurchase Agreement and the Citibank Guaranty.

We refer to the Citibank Master Repurchase Agreement and UBS Master Repurchase Agreement collectively as our Master Repurchase Agreements and the Citibank Guaranty and UBS Guaranty collectively as our Guarantees.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As of September 30, 2021 and October 29, 2021, we had a $216,345 and a $223,584, respectively, aggregate outstanding principal balance under our Master Repurchase Facilities.

The table below summarizes our debt agreements as of September 30, 2021:

	Debt Obligation
				Weighted Average		Collateral
Agreement	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1) (years)	Principal Balance
UBS Master Repurchase Facility	$192,000	$87,383	$86,773	L + 2.03%	2.2	$134,749
Citibank Master Repurchase Facility	213,482	128,962	128,962	L + 1.94%	0.8	182,957
	$405,482	$216,345	$215,735			$317,706
(1)The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, assuming no borrower loan extension options have been exercised. Our UBS Master Repurchase Facility and Citibank Master Repurchase Facility mature on February 18, 2024 and November 6, 2022, respectively.

For the three and nine months ended September 30, 2021, we recorded interest expense of $488 and $680, respectively, related to our UBS Master Repurchase Facility and recorded $0 interest expense related to our Citibank Master Repurchase Facility. For the three and nine months ended September 30, 2020, we recorded interest expense of $215 and $1,066, respectively, related to our former revolving credit facility with BNP Paribas Prime Brokerage International Ltd. In November 2020, we repaid all outstanding amounts and terminated that facility.

Note 8. Fair Value of Financial Instruments
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
As of September 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, restricted cash and accounts payable approximate their fair values due to the short term nature of these financial instruments. At September 30, 2021, the outstanding principal balance under our Master Repurchase Facilities approximated the fair value, as interest was based on floating rates of LIBOR plus a spread, and the spread was consistent with those demanded by the market.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Master Repurchase Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on LTV, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the one month LIBOR (Level III inputs as defined in the fair value hierarchy under GAAP).

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	September 30, 2021 (Successor Basis)		December 31, 2020 (Predecessor Basis)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$434,474	$477,467	$91,879	$91,879
Financial liabilities
Master Repurchase Facilities	$215,735	$216,552	—	—

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three or nine months ended September 30, 2021.
Note 9. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2021 Equity Compensation Plan, or the 2021 Plan. The values of the share awards are based upon the closing price of our common shares on Nasdaq on the date of award. The common shares awarded to our Trustees vest immediately. The common shares awarded to our officers and other employees of our Manager and of RMR LLC vest in five equal annual installments beginning on the date of award. We recognize the value of awarded shares in general and administrative expenses ratably over the vesting period. We recognize any share forfeitures as they occur.
On May 27, 2021, in accordance with our Trustee compensation arrangements, we awarded to each of our then five Trustees 3,000 of our common shares, valued at $12.10 per common share, the closing price of our common shares on Nasdaq that day.
On October 1, 2021, we awarded to each of our then six Trustees 3,000 of our common shares, valued at $10.41 per common share, the closing price of our common shares on Nasdaq that day.
Also on October 1, 2021, we awarded under our equity compensation plan an aggregate of 83,000 of our common shares, valued at $10.41 per share, the closing price of our common shares on Nasdaq that day, to our officers and certain other employees of our Manager and of RMR LLC.
On October 5, 2021, we purchased 5,349 of our common shares from certain of our officers and certain former and current officers and employees of our Manager and of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at $10.32 per share, the closing price of our common shares on Nasdaq that day. The aggregate value of common shares purchased was $55.
Distributions

For the nine months ended September 30, 2021, we declared and paid a distribution to common shareholders as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
April 26, 2021	May 20, 2021	$0.15	$1,530
July 26, 2021	August 19, 2021	0.15	1,532
September 7, 2021 (1)	September 29, 2021	0.15	1,533
		$0.45	$4,595
(1)We declared a cash distribution of $0.15 in lieu of our regular quarterly distribution to our common shareholders for the quarter ending September 30, 2021, and in anticipation of the closing of the Merger.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 10. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager, pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
Prior Agreements with RMR Advisors

Administration Agreement. Prior to its merger with our Manager on January 6, 2021, RMR Advisors LLC, or RMR Advisors, performed administrative functions for us pursuant to an administration agreement with us. RMR Advisors was also a party to a subadministration agreement with State Street Bank and Trust Company, or State Street, to perform substantially all fund accounting and other administrative services for us. Under the administration agreement, RMR Advisors was entitled to reimbursement of the cost of providing administrative services. On January 6, 2021, RMR Advisors merged with and into our Manager, with our Manager being the surviving entity, and our Manager assumed the administration agreement with us and the subadministration agreement with State Street. Each of those agreements was terminated, effective March 16, 2021. We incurred administration service fees of $25 and $73 for the three and nine months ended September 30, 2020, respectively, and $15 for the period from January 1, 2021 to March 16, 2021, all of which related to the subadministration service fees payable by RMR Advisors to State Street and reimbursable by us; we did not incur any additional administration service fees beyond those reimbursable amounts for those periods.

Investment Advisory Agreement. Prior to January 5, 2021, RMR Advisors provided us with a continuous investment program, made day to day investment decisions and generally managed our business affairs in accordance with our investment objectives and policies as a registered investment company pursuant to an investment advisory agreement. The investment advisory agreement was terminated on January 5, 2021 with our deregistration as an investment company. Pursuant to the investment advisory agreement, RMR Advisors was compensated at an annual rate of 0.85% of our average daily managed assets. We incurred advisory fees of $599 and $1,851 for the three and nine months ended September 30, 2020, respectively, and for the period from January 1, 2021 to January 5, 2021, we incurred advisory fees of $22 which is included in base management fees in our condensed consolidated statements of operations. We incurred internal audit and compliance costs reimbursable to RMR Advisors of $34 and $102 for the three and nine months ended September 30, 2020, respectively.

Current Management Agreement with our Manager

Effective January 5, 2021, our Manager provides services to us pursuant to a new management agreement. The annual base management fee payable quarterly (0.375% per quarter) in arrears to TRC by us is equal to 1.5% of our “Equity,” as defined under our management agreement. For purposes of calculating the base management fee for September 30, 2021, we included the net book value of TRMT as acquired by us in the Merger when calculating “Equity.” We recognized base management fees of $731 and $2,145 for the three and nine months ended September 30, 2021, respectively. Pursuant to the terms of our management agreement, no management incentive fees are payable until the first full quarter following the effective date of the management agreement and, thereafter, any management incentive fees would be subject to our Manager earning those fees in accordance with the management agreement adopted by us. We did not incur any management incentive fees for the three and nine months ended September 30, 2021.

We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR LLC, pursuant to a shared services agreement between our Manager and RMR LLC. These reimbursements include an allocation of the cost of personnel employed by RMR LLC and our share of RMR LLC’s costs for providing our internal audit function. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $385 and $1,049 and payable to our Manager for the three and nine months ended September 30, 2021, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.

In connection with the Merger, TRMT terminated its management agreement with TRC, and TRC waived its right to receive payment of the termination fees that would have otherwise resulted due to the Merger. In consideration of this waiver, we agreed that, effective upon consummation of the Merger and the termination of TRMT's management agreement with TRC, certain of the expenses TRC had paid pursuant to its management agreement with TRMT will be included in the “Termination

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Fee” under and as defined in our existing management agreement with TRC. See Note 1 for further information regarding this waiver and change to the "Termination Fee" and the Merger.

Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. RMR LLC provides certain shared services to our Manager that are applicable to us, and we reimburse our Manager or pay RMR LLC for the amounts our Manager or RMR LLC pays for those services. One of our Managing Trustees and Chair of our Board of Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. In connection with the Business Change, our Board of Trustees appointed Thomas J. Lorenzini as our President and G. Douglas Lanois as our Chief Financial Officer and Treasurer. Mr. Lorenzini and Mr. Lanois succeeded Fernando Diaz and Brian E. Donley, respectively, who each resigned from our Company, effective January 5, 2021. In addition, on January 5, 2021, Jennifer B. Clark resigned as our Managing Trustee, and our Board of Trustees elected Matthew P. Jordan as successor Managing Trustee to fill the vacancy created by Ms. Clark’s resignation. Also effective January 1, 2021, Mr. Jordan was appointed as a director and the president and chief executive officer of our Manager. Mr. Jordan is an officer of RMR Inc. and an officer and employee of RMR LLC, and Messrs. Lorenzini and Lanois are officers of RMR LLC and officers and employees of our Manager and/or RMR LLC.

Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the boards of trustees and boards of directors and as a managing director or managing trustee of those companies. Other officers of RMR LLC, including Mr. Jordan and certain of our other officers and officers of our Manager, serve as managing trustees, managing directors or officers of certain of these companies.

Our Manager, Tremont Realty Capital LLC. We have a management agreement with our Manager to provide management services to us. See Note 10 for further information regarding our management agreement with our Manager. Our Manager also provided management services to TRMT until the Merger.

Tremont Mortgage Trust. As described further in Note 1, TRMT merged with and into us as of the Effective Time. Prior to the Merger, Adam D. Portnoy and Matthew P. Jordan, our Managing Trustees, were also TRMT’s managing trustees. Thomas J. Lorenzini, our President, also served as president of TRMT, and G. Douglas Lanois, our Chief Financial Officer and Treasurer, also served as chief financial officer and treasurer of TRMT. Joseph L. Morea, one of our Independent Trustees, previously served as an independent trustee of TRMT, and Jeffrey P. Somers, one of our Independent Trustees, previously served as an independent trustee of TRMT. Effective as of the Effective Time, John L. Harrington resigned from our Board of Trustees served as one of our Independent Trustees; he previously served as an independent trustee of TRMT. See Note 1 for further information regarding the Merger and the other Transactions.

For further information about these and other such relationships and certain other related person transactions, refer to our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, to our Current Report on Form 8-K dated April 26, 2021, to our joint proxy statement/prospectus that is included in our registration statement on Form S-4 filed with the SEC on June 9, 2021, as subsequently amended and declared effective on July 26, 2021, or the Form S-4, and to our Current Report on Form 8-K dated October 4, 2021.

Note 12. Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, effective for our 2020 taxable year. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our condensed consolidated statements of operations.
Note 13. Weighted Average Common Shares
We calculate basic EPS by dividing net income by the weighted average number of common shares outstanding during the relevant period. We calculate diluted EPS using the more dilutive of the two class method or the treasury stock method.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Unvested share awards and other potentially dilutive common share issuances, and the related impact on earnings, are considered when calculating diluted net income per share. The table below provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net income per share (amounts in thousands):

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Weighted average common shares for basic net income per share	10,263	10,225
Effect of dilutive securities: unvested share awards	1	—
Weighted average common shares for diluted net income per share	10,264	10,225

Note 14. Commitments and Contingencies
Unfunded Loan Commitments
As of September 30, 2021, we had unfunded loan commitments of $53,963 related to our loans held for investment that are not reflected in our condensed consolidated balance sheet. These unfunded loan commitments had a weighted average initial maturity of 1.9 years as of September 30, 2021. See Note 6 for further information related to our loans held for investment.
Secured Borrowings

As of September 30, 2021, we had an aggregate of $216,345 in principal amount outstanding under our Master Repurchase Facilities with a weighted average life to maturity of 1.3 years. See Note 7 for further information regarding our secured debt agreements.

Note 15. Legal Proceedings and Claims

As of September 30, 2021, eight lawsuits had been filed by purported shareholders of ours (then, RMR Mortgage Trust, or RMRM) and TRMT in connection with the proposed Merger between us and TRMT. The lawsuits were brought by the plaintiffs individually and are captioned Bishins v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-05435 (S.D.N.Y., filed June 21, 2021), Lee v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-05618 (S.D.N.Y., filed June 29, 2021), Merewether v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-13116 (D.N.J., filed June 29, 2021) Parthenakis v. RMR Mortgage Trust, et al., Case No. 1:21-cv-05694 (S.D.N.Y, filed July 1, 2021); Carlisle v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-0748 (S.D.N.Y., filed September 3, 2021), Finger v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-07421 (S.D.N.Y., filed September 3, 2021); Whitfield v. Tremont Mortgage Trust, et al., Case No. 2:21-cv-03970 (S.D.N.Y., filed September 3, 2021); and Wilson v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-07446 (S.D.N.Y., filed September 6, 2021), each, a complaint, and collectively, the complaints. The Bishins, Lee, Merewether, Carlisle, Finger, Whitfield and Wilson complaints named as defendants TRMT and the TRMT board of trustees. The Bishins and Lee complaints also named RMRM as a defendant. The Parthenakis complaint named as defendants RMRM and RMRM's Board of Trustees.

The plaintiffs generally asserted claims under Section 14(a) and Section 20(a) of the Exchange Act, contending that the registration statement on Form S-4, and serving as the preliminary joint proxy statement/prospectus, omitted or misrepresented material information regarding the proposed merger between us and TRMT. The complaints generally sought injunctive relief preventing us and TRMT from consummating the Merger, rescission or rescissory damages, an award of plaintiffs’ costs, including attorneys’ fees and expenses, and such other relief the court may deem just and proper. The Bishins complaint also sought a declaration that the Merger Agreement was entered into in breach of the Bishins individual defendants’ fiduciary duties and is therefore unlawful and unenforceable. The Lee, Merewether, Wilson, Finger and Whitfield complaints additionally sought a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act. The Lee, Merewether, Wilson and Whitfield complaints sought an order directing the defendants to disseminate a registration statement that does not contain any untrue or misleading statements of material fact. The Parthenakis complaint also sought an order requiring the Parthenakis defendants to account to plaintiffs for all damages suffered as a result of their wrongdoing. On September 27, 2021, plaintiff in the Merewether action filed a notice of voluntary dismissal. On October 12, 2021, plaintiffs in the Lee, Finger, Carlisle, and Wilson actions each filed a notice of voluntary dismissal. On October 12, 2021, plaintiff in the Whitfield action filed a notice of voluntary dismissal and the court entered an order dismissing the case. On October 14, 2021,

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

the plaintiff in the Bishins action filed a notice of voluntary dismissal. On October 15, 2021, plaintiff in the Parthenakis action filed a notice of voluntary dismissal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.
OVERVIEW (dollars in thousands, except share data)
We are a Maryland statutory trust. We were previously registered under the 1940 Act as a closed-end management investment company. Our investment objective while we operated as a registered investment company was investing in equity securities of real estate companies.

On January 5, 2021, the SEC issued an order granting our request to deregister as an investment company under the 1940 Act. As a result, we changed our SEC registration to a reporting company under the Exchange Act. The issuance of the deregistration order enabled us to proceed with full implementation of our new business mandate to operate as a real estate investment trust that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional CRE. As a result of these changes to our business, we have not provided a comparison of our financial condition, any changes to financial conditions and results of operations to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders. The discussion herein is principally limited to our operations during the period following the SEC’s issuance of the deregistration order on January 5, 2021 to September 30, 2021. The results of operations from January 1, 2021 through January 4, 2021 were not material to our condensed consolidated financial statements and have not been presented or discussed separately, but they are included in our results of operations for the nine months ended September 30, 2021.

Under our new business mandate of originating and investing in first mortgage loans secured by middle market and transitional CRE, we define middle market CRE as commercial properties that have values up to $100,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. These assets are classified as loans held for investment in our condensed consolidated balance sheet. Loans held for investment are reported at cost, net of any unamortized loan fees and origination costs as applicable, unless the assets are deemed impaired.

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

Merger with Tremont Mortgage Trust

As noted earlier in this Quarterly Report on Form 10-Q, on April 26, 2021, we and TRMT entered into the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, TRMT agreed to merge with and into us, with us continuing as the surviving entity in the merger. The Merger was consummated and became effective at 4:01 p.m., Eastern Time, on September 30, 2021. At the Effective Time, the separate existence of TRMT ceased.

Pursuant to the terms set forth in the Merger Agreement and the Letter Agreement, at the Effective Time, each one (1) issued and outstanding TRMT Common Shares was automatically converted into the right to receive 0.516 of one (1) of the SEVN Common Shares. No fractional shares of SEVN Common Shares were issued in the Merger, and holders of shares of TRMT Common Shares received cash in lieu of any such fractional shares.

Pursuant to the Merger Agreement and the Letter Agreement, at the Effective Time, each outstanding unvested TRMT Common Share award under TRMT's equity compensation plan was converted into an award of SEVN Common Shares determined by multiplying the number of unvested TRMT Common Shares subject to such award by 0.516 (rounded down to the nearest whole number). Such award will continue to be subject to the same vesting and other terms and conditions as were in effect.

At the Effective Time, we changed our name to "Seven Hills Realty Trust”. The combined company continues to be managed by TRC, our Manager and TRMT’s manager (until TRMT ceased to exist), and our common shares continue to trade on Nasdaq under the new ticker symbol “SEVN.”

Since the Merger was effective after the close of trading on September 30, 2021, assets acquired and liabilities assumed from TRMT in the Merger are included in our condensed consolidated balance sheet as of September 30, 2021; however, TRMT's results of operations are excluded from our condensed consolidated statement of operations for all periods presented.

For further information regarding the Merger, see the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Quarterly Report on Form 10-Q.

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

There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. As a result, we are unable to determine what the ultimate impact will be on our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, and the various actions our Manager has taken in response to the COVID-19 pandemic, see "Risk Factors" in the joint proxy statement/prospectus that is included in the registration statement on Form S-4, as subsequently amended and declared effective on July 26, 2021, and "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021.

Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The table below calculates our book value per common share and demonstrates how we calculate Adjusted Book Value per Common Share:

September 30, 2021
Shareholders' equity	$236,649
Total outstanding common shares	14,502
Book value per common share	$16.32
Unaccreted purchase discount per common share	2.51
Adjusted Book Value per Common Share (1)	$18.83
(1)Adjusted Book Value per Common Share is a non-GAAP financial measure that excludes the impact of the unaccreted purchase discount resulting from the excess fair value over the purchase price of the loans held for investment acquired in the Merger. The purchase discount of $36,443 was allocated to each acquired loan held for investment and will be accreted into income over the remaining term of the respective loan held for investment. See "Non-GAAP Financial Measures" included in the section captioned "Results of Operations" of this Quarterly Report on Form 10-Q for more information about Adjusted Book Value per Common Share.

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021 (Successor Basis)	As of December 31, 2020 (Predecessor Basis)
Number of loans	22	5
Total loan commitments	$525,885	$111,720
Unfunded loan commitments (1)(2)	$53,963	$18,857
Principal balance (2)	$472,018	$92,863
Carrying value	$434,474	$91,879
Weighted average coupon rate	4.86%	5.08%
Weighted average all in yield (3)	5.43%	5.71%
Weighted average LIBOR floor	1.01%	0.78%
Weighted average maximum maturity (years) (4)	3.7	4.2
Weighted average risk rating	3.0	3.0
Weighted average LTV (5)	68%	68%
(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)    The principal balance at September 30, 2021 includes $96 of capitalized interest that does not reduce the amount of unfunded loan commitments and $204,692 of loans acquired in the Merger.
(3)     All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(4)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(5)    LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of September 30, 2021:

Location		Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
First mortgage loans
St. Louis, MO	(4)	Office	12/19/2018	$29,500	$27,763	L + 3.25%	L + 3.74%	12/19/2023	72%	2
Atlanta, GA	(4)	Hotel	12/21/2018	24,000	23,904	L + 3.25%	L + 3.72%	12/21/2023	62%	4
Coppell, TX	(4)	Retail	02/05/2019	19,865	19,615	L + 3.50%	L + 3.72%	02/12/2022	73%	4
Omaha, NE	(4)	Retail	06/14/2019	14,500	13,053	L + 3.65%	L + 4.05%	06/14/2024	77%	3
Yardley, PA	(4)	Office	12/19/2019	14,900	14,265	L + 3.75%	L + 4.47%	12/19/2024	75%	4
Allentown, PA	(4)	Industrial	01/24/2020	14,000	14,000	L + 3.50%	L + 4.02%	01/24/2025	67%	3
Dublin, OH	(4)	Office	02/18/2020	22,820	21,735	L + 3.75%	L + 4.82%	02/18/2023	33%	2
Downers Grove, IL		Office	09/25/2020	30,000	29,500	L + 4.25%	L + 4.69%	11/25/2024	67%	3
Durham, NC		Lab	12/17/2020	21,500	13,500	L + 4.35%	L + 5.20%	12/17/2025	57%	3
Los Angeles, CA		Retail	12/17/2020	24,600	18,138	L + 4.25%	L + 5.07%	12/17/2024	67%	3
Aurora, IL		Office / Industrial	12/18/2020	16,500	14,710	L + 4.35%	L + 5.04%	12/18/2024	73%	3
Miami, FL		Office	01/19/2021	10,900	10,900	L + 4.50%	L + 5.47%	01/19/2025	68%	3
Olmstead Falls, OH		Multifamily	01/28/2021	54,575	45,316	L + 4.00%	L + 4.65%	01/28/2026	63%	3
Colorado Springs, CO		Office / Industrial	04/06/2021	34,275	29,404	L + 4.50%	L + 5.03%	04/06/2025	73%	3
Londonderry, NH		Industrial	04/06/2021	39,240	34,323	L + 4.00%	L + 4.62%	04/06/2026	73%	3
Westminster, CO	(4)	Office	05/24/2021	15,250	13,506	L + 3.75%	L + 4.25%	05/24/2026	66%	3
Plano, TX		Office	07/01/2021	27,384	24,827	L + 4.75%	L + 5.18%	07/01/2026	78%	3
Portland, OR		Multifamily	07/09/2021	19,688	19,688	L + 3.57%	L + 3.97%	07/09/2026	75%	3
Portland, OR	(4)	Multifamily	07/30/2021	13,400	13,400	L + 3.57%	L + 4.01%	07/30/2026	71%	3
Seattle, WA		Multifamily	08/16/2021	12,500	12,200	L + 3.55%	L + 3.89%	08/16/2026	70%	3
Dallas, TX	(4)	Office	08/25/2021	50,000	43,450	L + 3.25%	L + 3.64%	08/25/2026	72%	3
Sandy Springs, GA		Retail	09/23/2021	16,488	14,821	L + 3.75%	L + 4.11%	09/23/2026	72%	3
Total/weighted average				$525,885	$472,018	L + 3.86%	L + 4.41%		68%	3.0
(1)All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(2)Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(3)    LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.
(4)    These first mortgage loans were acquired in the Merger.

As of September 30, 2021, we had $525,885 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 22 first mortgage loans. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are some of the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Further, although economic activity in the United States has improved significantly from the low points during the pandemic to date, certain industries have not recovered to their pre-pandemic positions. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligation owed and due to us as currently scheduled. As of September 30, 2021, we had three loans representing approximately 14% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk”.

All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.

As of October 29, 2021, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

In October 2021, we originated a first mortgage loan of $24,750 to refinance a multi-tenant office building located in Carlsbad, CA. This loan requires the borrower to pay interest at the floating rate of LIBOR plus a premium of 325 basis points per annum. This floating rate loan includes an initial funding of $23,740 and a future funding allowance of $1,010 for tenant improvements, leasing commissions and capital expenditures and has a three-year initial term with two, one-year extension options, subject to the borrower meeting certain conditions.
We did not have any impaired loans, non-accrual loans or loans in default as of September 30, 2021; thus, we did not record a reserve for loan loss as of that date. For further information regarding our risk rating policy, see Notes 3 and 6 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. However, depending on the duration and severity of the COVID-19 pandemic and any resulting economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in "Risk Factors" in the joint proxy statement/prospectus that is included in the registration statement on Form S-4, as subsequently amended and declared effective on July 26, 2021, and "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021.

Financing Activities
On February 18, 2021, one of our wholly owned subsidiaries entered into our UBS Master Repurchase Agreement with UBS, and on September 30, 2021, in conjunction with the Merger, we assumed the Citibank Master Repurchase Facility, and the Citibank Master Repurchase Agreement was amended to, among other things, change the guarantor under the Citibank Master Repurchase Facility from TRMT to SEVN. For further information regarding our Master Repurchase Facilities, see Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The table below is an overview of our Master Repurchase Facilities as of September 30, 2021:

Agreement	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	11/06/2022	$128,962	$84,520	$213,482	$182,957
UBS Master Repurchase Facility	02/18/2024	87,383	104,617	192,000	134,749
		$216,345	$189,137	$405,482	$317,706
The table below details our Master Repurchase Facilities activities during the three months ended September 30, 2021:

Total
Balance at June 30, 2021	$48,775
Borrowings	48,543
Repayments	(10,332)
Deferred fees	(268)
Amortization of deferred fees	55
Assumed in Merger	128,962
Balance at September 30, 2021	$215,735

The table below details our Master Repurchase Facilities activities during the nine months ended September 30, 2021:

Total
Balance at December 31, 2020	$—
Borrowings	97,715
Repayments	(10,332)
Deferred fees	(698)
Amortization of deferred fees	88
Assumed in Merger	128,962
Balance at September 30, 2021	$215,735

As of September 30, 2021, outstanding advancements under our Master Repurchase Facilities had a weighted average interest rate of LIBOR plus 198 basis points per annum, excluding associated fees and expenses. As of September 30, 2021 and October 29, 2021, we had a $216,345 and a $223,584, respectively, aggregate outstanding principal balance under our Master Repurchase Facilities. As of September 30, 2021, we were in compliance with all covenants and other terms under our Master Repurchase Agreements and our Guarantees.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
As a result of the changes to our business, we have not provided a comparison of our financial statements to prior year periods in which we were operating as a registered investment company because it would not be useful to our shareholders. We have provided a 2021 third and second sequential quarter comparison which we believe may be useful to investors because we have operated as a mortgage REIT since January 5, 2021. The discussion herein is principally limited to our operations during the period following the SEC's issuance of the deregistration order on January 5, 2021 to September 30, 2021.

Three Months Ended September 30, 2021 Compared to Three Months Ended June 30, 2021

	Three Months Ended
	September 30, 2021	June 30, 2021	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$4,510	$3,055	$1,455	47.6%
Less: interest and related expenses	(488)	(192)	(296)	154.2%
Income from investments, net	4,022	2,863	1,159	40.5%

OTHER EXPENSES:
Base management fees	731	721	10	1.4%
General and administrative expenses	433	714	(281)	(39.4%)
Reimbursement of shared services expenses	349	275	74	26.9%
Total expenses	1,513	1,710	(197)	(11.5%)

Income before income tax benefit (expense)	2,509	1,153	1,356	117.6%
Income tax benefit (expense)	(25)	7	(32)	n/m
Net income	$2,484	$1,160	$1,324	114.1%

Weighted average common shares outstanding - basic	10,263	10,208	55	0.5%
Weighted average common shares outstanding - diluted	10,264	10,208	56	0.5%

Net income per common share - basic and diluted	$0.24	$0.11	$0.13	118.2%
n/m - not meaningful

Interest income from investments. The increase in interest income from investments was primarily the result of a full quarter of interest income from investments on two loan investments that were originated during the three months ended June 30, 2021 and the interest income from the origination of four loan investments during the three months ended September 30, 2021.

Interest and related expenses. The increase in interest and related expenses was primarily the result of advances made to us under our UBS Master Repurchase Facility during the three months ended September 30, 2021.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to share-based compensation recognized in the three months ended June 30, 2021 as a result of trustee share grants awarded in May and a decrease in professional services.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that our Manager arranges on our behalf from RMR LLC. The increase in reimbursement of shared services expenses was primarily the result of an increased usage of shared services from RMR LLC during the three months ended September 30, 2021.

Income tax benefit (expense). Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The increase in net income was due to the changes noted above.
Non-GAAP Financial Measures
We present Distributable Earnings and Adjusted Book Value per Common Share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules.

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

We believe that Adjusted Book Value per Common Share is a more meaningful measure of our capital adequacy than book value per common share because it excludes the unaccreted purchase discount resulting from the Merger that will be accreted into income over the remaining term of the respective loans acquired in the Merger. Our methodology for calculating Adjusted Book Value per Common Share may differ from the methodologies employed by other companies to calculate the same or similar supplemental capital adequacy measures; therefore, our Adjusted Book Value per Common Share may not be comparable to the adjusted book value per common share reported by other companies.

We elected to be taxed as a REIT under the IRC, effective for our 2020 taxable year. In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings may be a useful indicator of distributions to our shareholders and is a measure that is considered by our Board of Trustees when determining the amount of such distributions. We believe that Distributable Earnings provides meaningful information to consider in addition to net income and cash flows from operating activities determined in accordance with GAAP. This measure helps us to evaluate our performance excluding the effects of certain transactions, the variability of any management incentive fees that may be paid or payable and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is used in determining the amount of base management and management incentive fees payable by us to our Manager under our management agreement.

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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Reconciliation of net income to Distributable Earnings:
Net income	$2,484	$3,994
Non-cash equity compensation expense	—	181
Distributable Earnings	$2,484	$4,175

Weighted average common shares outstanding - basic	10,263	10,225
Weighted average common shares outstanding - diluted	10,264	10,225

Distributable Earnings per common share - basic and diluted	$0.24	$0.41

Factors Affecting Operating Results

Our results of operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions and unanticipated defaults by our borrowers. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in "Risk Factors" in the joint proxy statement/prospectus that is included in the registration statement on Form S-4, as subsequently amended and declared effective on July 26, 2021, and "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021.

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

Availability of Leverage and Equity. We use leverage to make additional investments that may increase our returns. We may not be able to obtain the expected amount of leverage we desire or its cost may exceed our expectation and, consequently, the returns generated from our investments may be reduced. Our ability to further grow our loan portfolio over time will depend, to a significant degree, upon our ability to obtain additional capital. However, our access to additional capital depends on many factors including the price at which our common shares trade relative to their book value and market lending conditions. See "—Market Conditions" below.
Market Conditions. After the initial market disruption resulting from the COVID-19 pandemic, the CRE debt markets began to rebound in the third quarter of 2020 and have since stabilized. Increased vaccination rates, strong consumer demand, significant increases in dedicated capital to alternative lenders, along with accommodating fiscal and monetary policies, have resulted in strong economic growth through the first half of 2021, supporting the growth in overall CRE transaction volume. Through the third quarter of 2021,CRE transaction volume is up over 50% compared to the same period in 2020 and is already on pace to exceed total 2019 volume. CRE values have also risen considerably, not only compared to 2020, but also in relation to values from the third quarter of 2019. This increase in CRE transaction activity and property values, combined with historically low interest rates have resulted in significant demand for CRE debt. CRE debt securities issuance of both fixed rate commercial mortgage backed securities, or CMBS, and floating rate CRE collateralized loan obligations, or CLOs, is on pace to exceed the record 2019 volumes.

Although debt and equity transaction volume has increased across all property types, the multifamily and industrial sectors remain the most coveted asset types amongst both lenders and investors. Multifamily is expected to continue to be a preferred asset class due to the stability of cash flows and the abundance of debt capital available from government sponsored enterprises, such as Fannie Mae and Freddie Mac. Multifamily properties comprise the majority of collateral for floating rate CRE CLO bond offerings and as a result, the competition among alternative lenders, like us, for loans secured by multifamily properties remains strong. Furthermore, this competition translates into low borrowing costs for buyers and owners of multifamily properties seeking to acquire or implement value added business plans. Investors’ interest in industrial properties, and in particular warehouse and distribution centers, continues to be strong as a result of the shift in consumers’ behavior to using increased levels of e-commerce, which has accelerated during the COVID-19 pandemic.

The hospitality, office and retail sectors are among those that have been most negatively impacted by the economic downturn related to the COVID-19 pandemic. However, with the easing of government mandated restrictions and increased vaccination rates in the U.S., retail sales and leisure travel have experienced continued improvement during the third quarter of 2021, while business travel remains at levels significantly lower than prior to the onset of the pandemic. It is unclear how consumer and travel habits will be impacted over the long term due to the pandemic. These uncertainties may continue to burden these sectors, which would likely result in lenders with significant exposure to these property types continuing to face challenges. As it relates to the office sector, it is not yet known how the shift to flexible work-from-home schedules will impact the demand for office space going forward. As such, lenders will continue to face underwriting challenges with respect to assumptions related to new leasing, tenant renewal probabilities and occupancy rates for office properties, especially those assets located in urban core or central business district markets.

Increased competition among lenders for multifamily and industrial properties has caused alternative lenders, like us, to expand their loan portfolios to include real estate sectors, such as data centers, manufactured housing communities, cold storage and self storage, in order to achieve favorable yields on high quality properties that have been less susceptible to the impact of the COVID-19 pandemic.

Despite the strong performance of the debt capital markets in 2021, we believe challenges remain heading into 2022. The longer-term impact of the COVID-19 pandemic and potential for future variants of the virus is still uncertain. It is also unclear if recent signs of inflationary pressure are transitory in nature or not. Furthermore, it is unclear how the transition away from LIBOR as the preferred index for pricing floating rate debt will affect liquidity and performance of the floating rate debt markets. Despite these challenges, we believe that as the U.S. economy continues to grow, there will continue to be significant opportunities for alternative lenders like us to provide creative, flexible debt capital for a wide array of circumstances and business plans.

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, if any, to increase; (b) the value of our fixed rate investments, if any, to decline; (c) the coupon rates on our variable rate investments, if any, to reset, perhaps on a delayed basis, to higher rates; and (d) it to become more difficult and costly for our borrowers, which may negatively impact their ability to repay our investments. See "—Market Conditions" above for a discussion of the current market including interest rates.

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

The interest income on our loans and interest expense on our borrowings float with one month LIBOR. Because we generally intend to leverage approximately 75% of our investments, as LIBOR increases, our income from investments, net of interest and related expenses, will increase. LIBOR decreases are mitigated by interest rate floor provisions in our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in LIBOR. Based on our loan portfolio at September 30, 2021, LIBOR was 0.08% and would have to exceed the floor established by any of our loans, which currently range from 0.25% to 2.50%, for us to realize an increase in interest income.

LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. Our Master Repurchase Facilities provide that at such time as LIBOR shall no longer be made available or used for determining the interest rate of loans, the replacement base rate shall be an alternative benchmark rate (including any mathematical or other adjustments to the benchmark rate (if any) incorporated therein so that the resulting rate approximates LIBOR as close as reasonably possible) as determined by UBS and Citibank under similar facilities for the financing of similar assets and is consistent with the pricing index of similarly situated counterparties. We also currently expect that, as a result of any phase out of LIBOR, the interest rates under our loan agreements with borrowers would be amended to replace LIBOR for an alternative benchmark rate (which may include the secured overnight financing rate, or SOFR or another rate based on SOFR) that will approximate the existing interest rate as calculated in accordance with LIBOR.

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

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. We require a significant amount of cash to originate, purchase and invest in our target investments, make additional unfunded loan commitment payments, repay principal and interest on our borrowings, make distributions to our shareholders and fund other business operating requirements. The long-term impact of the COVID-19 pandemic and its aftermath on financial markets is uncertain. To the extent that impact is significant, negative and sustained for an extended period, we expect that we may be challenged in accessing capital. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Master Repurchase Facilities or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future, subject to the duration and severity of the COVID-19 pandemic and economic impact on our borrowers and their ability to fund their debt service obligations owed to us. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in "Risk Factors" in the joint proxy statement/prospectus that is included in the registration statement on Form S-4, as subsequently amended and declared effective on July 26, 2021, and "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021.

Pursuant to our Master Repurchase Facilities, we may sell to, and later repurchase from, UBS and Citibank the purchased assets. The initial purchase price paid by UBS or Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to UBS’s and Citibank's approval. Upon the repurchase of a purchased asset, we are required to pay UBS or Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of UBS or Citibank relating to such purchased asset. The pricing rate (or interest rate) relating to a purchased asset is equal to one month LIBOR plus a customary premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. UBS and Citibank each has the discretion under our respective Master Repurchase Agreement to make advancements at margins higher than 75%. For further information regarding our Master Repurchase Facilities, see Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and "—Overview-Financing Activities" above.

The following is a summary of our sources and uses of cash flows for the period presented:

Nine Months Ended September 30, 2021
Cash, cash equivalents and restricted cash at beginning of period	$103,564
Net cash provided by (used in):
Operating activities	1,297
Investing activities	(167,104)
Financing activities	82,090
Cash, cash equivalents and restricted cash at end of period	$19,847

During the nine months ended September 30, 2021, our cash provided by operating activities consisted of our net income, partially offset by unfavorable changes in working capital. During the nine months ended September 30, 2021, our cash used in investing activities consisted of loan originations and additional fundings on our loans held for investment and payment of transaction costs related to the Merger, partially offset a loan repayment and cash assumed in the Merger during the third quarter of 2021. During the nine months ended September 30, 2021, our cash provided by financing activities consisted of proceeds from our UBS Master Repurchase Facility, partially offset by deferred financing cost payments related to our Master Repurchase Facility and distributions to our common shareholders.

Distributions
During the nine months ended September 30, 2021, we paid distributions to our common shareholders totaling $4,595 using cash on hand. We declared a cash distribution of $0.15 in lieu of our regular quarterly distribution to our common shareholders for the quarter ending September 30, 2021, and in anticipation of the closing of the Merger. No further dividends are expected to be declared in 2021 unless pursuant to applicable tax requirements. For further information regarding distributions we paid during the nine months ended September 30, 2021, see Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2021 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$53,963	$4,613	$49,350	$—	$—
Principal payments on Master Repurchase Facilities (2)	216,345	55,189	161,156	—	—
Interest payments (3)	6,315	3,810	2,505	—	—
	$276,623	$63,612	$213,011	$—	$—
(1)The allocation of our unfunded loan commitments is based on the current loan maturity date to which the individuals commitments relate.
(2)The allocation of outstanding advancements under our Master Repurchase Facilities is based on the current maturity date of each loan investment with respect to which the individual borrowing relates.
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of September 30, 2021 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our principal debt obligations at September 30, 2021 were the outstanding balances under our Master Repurchase Facilities. Our Master Repurchase Agreements provide for acceleration of the date of repurchase of any then purchased assets and UBS’s or Citibank's liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS or Citibank the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS or Citibank relating to such purchased asset.
In connection with our Master Repurchase Agreements, we entered into our Guarantees, which require us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well as any costs and expenses of UBS and Citibank related to our Master Repurchase Agreements. The Guarantees also require us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity and a total indebtedness to stockholders' equity ratio and a minimum interest coverage ratio.
As of September 30, 2021, we had a $216,345 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS or Citibank, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities. As of September 30, 2021, we were in compliance with all covenants and other terms under our Master Repurchase Agreements and, to date, UBS or Citibank has not utilized any such risk mitigation mechanisms under our Master Repurchase Agreements.

Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For example, as noted earlier in this Quarterly Report on Form 10-Q, TRMT merged with and into us effective September 30, 2021. For further information about these and other such relationships and related person transactions, see Notes 1, 10 and 11 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Current Report on Form 8-K dated April 26, 2021, Proxy Statement for our 2021 Annual Meeting of Shareholders, Form S-4 and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of this Quarterly Report on Form 10-Q and “Summary of Principal Risk Factors” included in our Current Report on Form 8-K filed on March 24, 2021 for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our expectation that our shareholders will benefit from the Merger;

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
•The credit qualities of our borrowers;
•Rising inflationary pressures and the effects of inflation on our results of operations and financial conditions;
•The ability and willingness of our borrowers to repay our investments in a timely manner or at all;
•Our projected leverage;
•The cost and availability of additional advancements under our Master Repurchase Facilities, or other debt financing under additional repurchase or bank facilities we may obtain from time to time, and our ability to obtain such additional debt financing;

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
•Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, our Manager, RMR LLC, and others affiliated with them, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•We have a limited operating history originating and investing in first mortgage loans secured by middle market and transitional CRE and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders,
•To make additional investments and continue to grow our business after we invest our existing available capital, we will need to obtain additional cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments,
•Our distributions and distribution rate are set from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Distributable Earnings, the then-current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly, our future distribution rates may be increased or decreased and we can provide no assurances as to the rate at which future distributions will be paid.

•Competition may limit our ability to identify and make desirable investments with any additional capital we may obtain or with any proceeds we may receive from repayments of our investments,

•Our belief that there will be strong demand for alternative sources of CRE debt capital as the U.S. economy continues to improve and returns to a more stable state may not be correct,
•The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the underlying collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans,
•Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if the tenants’ businesses fail or they default on their debt service obligations owed to us,
•The impact of the COVID-19 pandemic affected all parts of the economy and continues to particularly affect certain aspects of the economy, including certain of our borrowers. As a result, we may not have sufficient capital to meet commitments from actions that UBS or Citibank, with respect to our Master Repurchase Facilities, take if our borrowers default or the value of our collateral declines below required levels,

•Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make or sustain distributions to our shareholders,
•Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties,
•Our Manager and RMR LLC have limited historical experience managing or servicing mortgage REITs,
•We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur,
•Although, to date, neither UBS or Citibank has instituted cash sweeps on our accounts and we have not received a margin call under our Master Repurchase Agreement, each bank may do so in the future in accordance with such agreements,
•Continued availability of additional advancements under our Master Repurchase Facilities is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy,
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Master Repurchase Facilities is subject to approval by the lender under our Master Repurchase Facilities, whose approval we may not obtain,
•Actual costs under our Master Repurchase Facilities will be higher than LIBOR plus a premium because of fees and expenses associated with our debt,
•Any phase out of LIBOR may have an impact on our investments and our debt financing arrangements,
•We are dependent upon our Manager, its affiliates and their personnel. We may be unable to find suitable replacements if our management agreement is terminated,
•We believe that our relationships with our related parties, including our Managing Trustees, our Manager, RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,
•Our intention to remain exempt from registration under the 1940 Act imposes limits on our operations, and we may fail to remain exempt from registration under the 1940 Act, and
• Our failure to remain qualified for taxation as a REIT could have significant adverse consequences.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, the COVID-19 pandemic, natural disasters, global climate change or changes in capital markets or the economy generally.

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

Part II. Other Information
Item 1. Legal Proceedings

Information regarding our legal proceedings and claims is included in Note 15 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties, a number of which are described in "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021 and in "Risk Factors" in the joint proxy statement/prospectus that is included in the registration statement on Form S-4, as subsequently amended and declared effective on July 26, 2021. The risks described in the "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021 and in "Risk Factors" in the definitive joint proxy statement/prospectus may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described therein occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders could be adversely affected and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in "Summary of Principal Risk Factors" included in our Current Report on Form 8-K filed on March 24, 2021 and in "Risk Factors" in the definitive joint proxy statement/prospectus and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Item 6. Exhibits

Exhibit Number	Description

3.1
Amended and Restated Declaration of Trust of Seven Hills Realty Trust, dated September 30, 2021. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Trust on October 4, 2021.)

3.2
Amended and Restated Declaration of Trust of Seven Hills Realty Trust, dated September 30, 2021. (marked copy) (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Trust on October 4, 2021.)

3.3	Amended and Restated Bylaws of Seven Hills Realty Trust, adopted September 30, 2021. (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed by the Trust on October 4, 2021.)
3.4
Amended and Restated Bylaws of Seven Hills Realty Trust, adopted September 30, 2021. (marked copy) (Incorporated by reference to Exhibit 3.4 of the Current Report on Form 8-K filed by the Trust on October 4, 2021.)

10.1
Letter Agreement, dated as of August 26, 2021, by and between RMR Mortgage Trust and Tremont Mortgage Trust. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by RMR Mortgage Trust on August 27, 2021.)

10.2
Master Repurchase Agreement, dated as of February 9, 2018, between TRMT CB Lender LLC and Citibank N.A. (Incorporated by reference to Tremont Mortgage Trust’s Current Report on Form 8-K filed on February 12, 2018.)

10.3
First Amendment to Master Repurchase Agreement, dated as of November 6, 2018, among TRMT CB Lender LLC, Citibank, N.A. and, for certain specified purposes, Tremont Mortgage Trust. (Incorporated by reference to Tremont Mortgage Trust’s Current Report on Form 8-K filed on November 7, 2018.)

10.4
Second Amendment to Master Repurchase Agreement, dated October 30, 2020, among Citibank, N.A., TRMT CB Lender LLC and, for certain specified purposes, Tremont Mortgage Trust. (Incorporated by reference to Tremont Mortgage Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.5
Third Amendment to Master Repurchase Agreement and Fifth Amendment to Fee Agreement, dated as of September 30, 2021, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Trust on October 4, 2021.)

10.6
Guaranty, dated as of September 30, 2021, by Seven Hills Realty Trust in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Trust on October 4, 2021.)

10.7	Summary of Trustee Compensation. (Incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Trust on October 4, 2021.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President
Dated: November 2, 2021

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: November 2, 2021