Form 10-K
period 2021-12-31
Seven Hills Realty Trust
filed 2022-02-17
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34383
 Seven Hills Realty Trust
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-4649929
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634
(Address of Principal Executive Offices)                            (Zip Code)

Registrant’s Telephone Number, Including Area Code 617-332-9530
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value per share	SEVN	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common shares of beneficial interest, $0.001 par value, or common shares, of the registrant held by non-affiliates was approximately $118.8 million based on the $11.93 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2021. For purposes of this calculation, an aggregate of 9,954,716 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of February 14, 2022: 14,597,079.

References in this Annual Report on Form 10-K to the Company, SEVN, we, us, the Trust or our mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•Our expectation that our shareholders will benefit from our merger with Tremont Mortgage Trust, or TRMT, or the Merger;
•The risk that the anticipated benefits from the Merger may not be realized or may take longer to realize than expected;

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
•Our expectations of the volume of transactions and opportunities that will exist in commercial real estate, or CRE, debt market, including the middle market;

•Our ability to utilize our existing available repurchase and credit facilities and to obtain additional capital to enable us to attain our target leverage, to make additional investments and to increase our potential returns;

•Our ability to pay distributions to our shareholders and to increase and sustain the amount of such distributions;

•Our operating and investment targets, investment and financing strategies and leverage policies;
•Our expected operating results;
•The amount and timing of cash flows we receive from our investments;
•The ability of Tremont Realty Capital LLC, or TRC, or our Manager, to make suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy;
•Our ability to maintain and increase the net interest spread between the interest we earn on our investments and the interest we pay on our borrowings;

•Our belief that we are well positioned to lend to private equity sponsors of middle market and transitional CRE assets;

•The origination, extension, exit, prepayment or other fees we may earn from our investments;
•Yields that may be available to us from mortgages on middle market and transitional CRE;
•The duration and other terms of our loan agreements with borrowers;
•The credit qualities of our borrowers;
•Rising inflationary pressures and the effects of inflation on our results of operations and financial condition;
•The ability and willingness of our borrowers to repay our investments in a timely manner or at all;
•Our projected leverage;

•The cost and availability of additional advancements under our repurchase and credit facilities or other debt financing we may obtain;
•Our qualification for taxation as a real estate investment trust, or REIT;
•Our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act;
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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, financial condition, liquidity, results of operations, cash flows, prospects and ability to make distributions include, but are not limited to:
•The impact of conditions in the economy, the CRE industry and the capital markets on us and our borrowers;
•Competition within the CRE lending industry;
•Changes in the availability, sourcing and structuring of CRE lending;
•Defaults by our borrowers;
•Compliance with, and changes to, federal, state or local laws or regulations, accounting rules, tax laws or similar matters;
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes;

•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, our Manager, The RMR Group LLC, or RMR LLC, and others affiliated with them; and
•Acts of terrorism, health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic, or other man-made or natural disasters beyond our control.
For example:
•We have a limited operating history originating and investing in first mortgage loans secured by middle market and transitional CRE and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders;
•To make additional investments and continue to grow our business after we invest our existing available capital, we will need to obtain additional cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments;
•Our distributions and distribution rate are set from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Distributable Earnings and Adjusted Distributable Earnings, as defined elsewhere in this Annual Report on Form 10-K, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly, our future distribution rates may be increased or decreased and we can provide no assurances as to the rate at which future distributions will be paid;

•Competition may limit our ability to identify and make desirable investments with any additional capital we may obtain or with any proceeds we may receive from repayments of our investments;

•Our belief that there will be strong demand for alternative sources of CRE debt capital;
•The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the underlying collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans;
•Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if the tenants’ businesses fail or they default on their debt service obligations owed to us;
•The impact of the COVID-19 pandemic affected all parts of the economy and continues to particularly affect certain aspects of the economy, including certain of our borrowers. As a result, we may not have sufficient capital to meet our commitments to our lenders if our borrowers default on their loan obligations to us or the value of our collateral that secures those loans declines below required levels;

•Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make or sustain distributions to our shareholders;
•Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties;
•Our Manager and RMR LLC have limited historical experience managing or servicing mortgage REITs;
•We may incur significant debt, and our governing documents do not limit the amount of debt we may incur;
•Although, to date, our repurchase facility lenders have not instituted cash sweeps on our accounts and we have not received a margin call under our master repurchase agreements, these lenders may do so in the future in accordance with such agreements;
•Continued availability of additional advancements under our master repurchase facilities and our other debt facilities is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy;
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our master repurchase facilities and our other debt facilities is subject to approval by those lenders, whose approval we may not obtain;
•The phase out of the London Interbank Offered Rate, or LIBOR, could negatively impact our investments and our debt financing arrangements;
•Actual costs under our master repurchase facilities and our other debt facilities will be higher than the applicable interest index rate plus a premium because of fees and expenses associated with our debt;
•We are dependent upon our Manager, its affiliates and their personnel. We may be unable to find suitable replacements if our management agreement is terminated;
•We believe that our relationships with our related parties, including our Managing Trustees, our Manager, RMR LLC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize;
•Our intention to remain exempt from registration under the 1940 Act imposes limits on our operations, and we may fail to remain exempt from registration under the 1940 Act; and
• Our failure to remain qualified for taxation as a REIT could have significant adverse consequences.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, the COVID-19 pandemic, natural disasters, global climate change or changes in capital markets or the economy generally.
The information contained elsewhere in this Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission, or SEC, including under the caption “Risk Factors” herein or therein, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC's website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.
Statement Concerning Limited Liability
The Declaration of Trust of Seven Hills Realty Trust, a copy of which, together with any amendments or supplements thereto, is duly filed with the State Department of Assessments and Taxation of Maryland, provide that the name Seven Hills Realty Trust refers to the trustees collectively as trustees, but not individually or personally. No trustee, officer, shareholder, employee or agent of Seven Hills Realty Trust shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, Seven Hills Realty Trust. All persons or entities dealing with Seven Hills Realty Trust, in any way, shall look only to the assets of Seven Hills Realty Trust for the payment of any sum or the performance of any obligation.

SEVEN HILLS REALTY TRUST
2021 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company. Seven Hills Realty Trust (formerly known as RMR Mortgage Trust) is a Maryland REIT. On January 5, 2021, the SEC issued an order granting our request to deregister as an investment company under the 1940 Act, or the Deregistration Order. The issuance of the Deregistration Order enabled us to proceed with full implementation of our new business mandate to operate as a real estate investment trust that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional CRE, or the Business Change. We define middle market CRE as commercial properties that have values of up to $100.0 million and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. As of December 31, 2021, we had a portfolio of 26 first mortgage loans with aggregate loan commitments of $648.3 million with a weighted average maximum maturity of 3.8 years, weighted average coupon rate of 4.54% and 5.08% all in yield.
We operate our business in a manner consistent with our qualification for taxation as a REIT under the Internal Revenue Code of 1986, or the IRC. As such, we generally are not subject to U.S. federal income tax, provided that we meet certain distribution and other requirements.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is 617-332-9530.
Merger with Tremont Mortgage Trust
On April 26, 2021, we and TRMT, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, TRMT agreed to merge with and into us, with us continuing as the surviving entity. The Merger was consummated and became effective at 4:01 p.m., Eastern Time, on September 30, 2021, or the Effective Time. At the Effective Time, the separate existence of TRMT ceased.

Pursuant to the terms set forth in the Merger Agreement and the letter agreement, dated as of August 26, 2021, by and between us and TRMT, or the Letter Agreement, at the Effective Time, each one issued and outstanding common share of beneficial interest, $0.01 par value per share, of TRMT, or the TRMT Common Shares, was automatically converted into the right to receive 0.516 of our common shares of beneficial interest, $0.001 par value per share, or our common shares. No fractional common shares of ours were issued in the Merger and holders of shares of TRMT Common Shares received cash in lieu of any such fractional shares.

Pursuant to the Merger Agreement and the Letter Agreement, at the Effective Time, each outstanding unvested TRMT Common Share awarded under TRMT's equity compensation plan was converted into an award of our common shares determined by multiplying the number of unvested TRMT Common Shares subject to such award by 0.516 (rounded down to the nearest whole number). Such award will continue to be subject to the same vesting and other terms and conditions as were in effect immediately prior to the Effective Time.

Effective as of the Effective Time, we changed our name to “Seven Hills Realty Trust.” The combined company continues to be managed by our Manager and TRMT's manager (until TRMT ceased to exist) and our common shares continue to trade on The Nasdaq Stock Market LLC, or Nasdaq, under our current symbol “SEVN."

The purchase price, based on the per share closing price of our common shares on September 30, 2021 of $10.31 per share, was $169.2 million, including the assumption of $129.0 million outstanding under TRMT's master repurchase agreement with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Agreement.

For more information regarding the Merger, see Notes 1, 5, 6, 7, 10 and 11 to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Our Manager. Our Manager is an investment adviser registered with the SEC, that is owned by RMR LLC, the majority owned operating subsidiary of The RMR Group Inc., or RMR Inc., a holding company listed on Nasdaq, under the symbol ‘‘RMR’’. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE loans. For further information about these and other such relationships and related person transactions, see "Risk Factors—Risks Relating to Our Relationships with TRC and RMR LLC" and Notes 10 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

COVID-19 Pandemic. The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have been lifted and commercial activity in the United States has increasingly returned to pre-pandemic practices and operations. To date, the COVID-19 pandemic has not had a significant impact on our business.
There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity or otherwise render the virus reasonably manageable, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. As a result, we are unable to determine what the ultimate impact will be on our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements", Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Our Business Strategy. We believe that having a business strategy which focuses on originating and investing in first mortgage loans in the $15.0 million to $75.0 million range, secured by middle market and transitional CRE properties that have values of up to $100.0 million, provides us with an opportunity to achieve attractive, risk-adjusted returns.

The decrease in traditional CRE debt providers as a result of added regulation in the United States in response to the 2008 global financial crisis was the primary catalyst for the initial growth of the alternative CRE lender segment. Alternative lenders like us operate with fewer regulatory constraints than traditional CRE lenders. This flexibility has allowed alternative CRE lenders to create customized loan structures tailored to borrowers' specific business plans for the underlying collateral properties. In addition, the continued maturation of the market for CRE collateralized loan obligations, or CLOs (financial instruments secured by a pool of loans and used by lenders as a source of funding), in addition to other sources of funding, including repurchase agreements or warehouse lines of credit (a type of revolving credit facility available to lenders secured by originated mortgage loans), has assisted alternative lenders in financing a wider array of business plans and, as a result, in gaining considerable market share.
Capital for private CRE debt funds continues to be raised and the largest, most established alternative CRE debt providers continue to compete for loans with the highest quality borrowers in top tier markets. We believe there will continue to be a great deal of competition amongst equity investors for the acquisition of top tier CRE assets as the amount of capital available to private equity real estate funds continues to grow. As a result of this competition, we believe that private equity funds will continue to invest in middle market and transitional CRE assets in order to achieve targeted returns for investors. We believe we are well positioned to lend to private equity sponsors of middle market and transitional CRE assets.
Our business strategies may be changed, amended, supplemented or waived at any time by our Board of Trustees without shareholder approval.
Our Investment and Leverage Strategies. Our primary investment strategy is to balance capital preservation with generating attractive, risk adjusted returns on our investments. To this end, the first mortgage loans that we target for origination and investment generally have the following characteristics:
•principal balances of up to $75.0 million;
•stabilized loan to value ratios, or LTVs, of 75% or less;
•terms of five years or less;
•floating interest rates tied to LIBOR or an alternative interest rate that approximates the interest rate as calculated in accordance with LIBOR such as the secured overnight financing rate, or SOFR, with premiums of 325 to 475 basis points over such rates;
•non-recourse to sponsors (subject to customary non-recourse carve-out guarantees) and secured by middle market and transitional CRE across the United States; and
•equity owned by well capitalized sponsors with experience investing in the relevant real estate property type.

We invest in first mortgage loans that provide bridge financing on transitional CRE properties. These investments typically are secured by properties undergoing redevelopment or repositioning activities that are expected to increase the value of the properties. We fund these loans over time as the borrowers’ business plans for the properties are carried out. Our loans secured by transitional CRE are typically bridge loans that are usually refinanced with the proceeds from other CRE mortgage loans or property sales. We expect to receive origination fees for bridge loans we make and we may also receive exit fees, extension fees, modification or similar fees in connection with some of our bridge loans. Bridge loans may lead to future investment opportunities for us, including making mortgage loans to repay our transitional loans, otherwise known as “takeout mortgage loans.” We may also originate or acquire subordinated and mezzanine loans, which are loans secured by junior mortgages on the underlying collateral property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests in the entity that owns the interest in the entity owning the property.
We believe that our mortgage investment strategy is appropriate for the current market environment. However, we may change our investment strategy from time to time to capitalize on investment opportunities at different times in the economic and CRE investment cycle. We believe that the flexibility of our investment strategy and the experience and resources of TRC and its affiliates, will allow us to take advantage of changing market conditions to preserve capital and generate attractive risk adjusted returns on our investments.
We employ direct leverage, and we may employ structural leverage, on our first mortgage loan investments. We expect our initial direct leverage will come from repurchase facilities or other secured financing facilities for which we may pledge first mortgage loans as collateral. If we employ structural leverage, it will involve the sale of senior interests in first mortgage loans, such as A-Notes, to third parties and our retention of B-Notes and other subordinated interests in the loans.
As of December 31, 2021, we had a portfolio of 26 loans held for investment with a total commitment of $648.3 million, of which $57.8 million remained unfunded. For further information regarding our loans held for investment, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our investment and leverage strategies may be changed, amended, supplemented or waived at any time by our Board of Trustees without shareholder approval.
Our Financing Policies. To maintain our qualification for taxation as a REIT under the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to fund our loan originations or investments or to repay our debts. Instead, we expect to fund our loan originations or investments and to repay our debts by utilizing our existing debt facilities or other future financing arrangements, issuing debt or equity securities or using retained cash from operations that may exceed any distributions we make.
We will decide when and whether to issue equity or new debt depending upon market conditions and other factors. Because our ability to raise capital depends, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to repay our debts or to fund our growth strategies.
We funded our loan originations to date using cash on hand and advancements under our debt facilities, and we acquired TRMT's loan portfolio in the Merger with our common shares. For further information regarding our debt agreements, see Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
For further information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Competition. The financial services industry and CRE markets are highly competitive. We compete with a variety of institutional investors, including other mortgage REITs, specialty finance companies, public and private funds, including mortgage REITs, funds or investors that our Manager, RMR LLC or their subsidiaries currently, or may in the future, sponsor, advise or manage, banks, insurance companies and other financial institutions. Some of our competitors may have a lower cost of funds and greater financial and other resources than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax or SEC reporting compliance or maintenance of an exemption from registration as an investment company under the 1940 Act.

For additional information about competition and other risks associated with our business, see “Risk Factors—We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments on attractive terms or at all and could also affect the pricing of any investment opportunities” in this Annual Report on Form 10-K.
Our Manager and RMR LLC. On January 5, 2021, we terminated our investment advisory agreement with RMR Advisors LLC, or RMR Advisors, in connection with the Deregistration Order and we entered into a management agreement with our Manager, effective January 5, 2021, to manage our day to day operations, subject to the oversight and direction of our Board of Trustees. Our Manager is an SEC registered investment adviser that is owned by RMR LLC, the majority owned operating subsidiary of RMR Inc., a holding company listed on Nasdaq under the symbol ‘‘RMR’’.
Substantially all of RMR Inc.'s business is conducted by its majority owned operating subsidiary, RMR LLC, which is an alternative asset management company that is focused on CRE and related businesses. RMR LLC or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. Most of the CRE assets under management by RMR LLC are middle market properties owned by four publicly traded equity REITs that are managed by RMR LLC.
As of December 31, 2021, RMR Inc. had over $33 billion of real estate assets under management and the combined RMR LLC managed companies had approximately $12 billion of annual revenues, nearly 2,100 properties and approximately 37,000 employees. In addition, RMR LLC, on behalf of its managed companies, manages significant capital expenditure budgets for building improvements and property redevelopment, which experience enhances our Manager's ability to evaluate business plans for transitional real estate owned by our borrowers.
We believe that our Manager’s relationship with RMR LLC provides us with a depth of market knowledge that may allow us to identify high quality investment opportunities and to evaluate them more thoroughly than many of our competitors, including other commercial mortgage REITs. We also believe that RMR LLC’s broad platform provides us with access to RMR LLC’s extensive network of real estate owners, operators, intermediaries, sponsors, financial institutions and other real estate related professionals and businesses with which RMR LLC has historical relationships. We also believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.
As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Messrs. Portnoy and Jordan are our Managing Trustees. In connection with the Business Change, our Board of Trustees appointed Thomas J. Lorenzini as our President and G. Douglas Lanois as our Chief Financial Officer and Treasurer. Messrs. Lorenzini and Lanois are officers and employees of our Manager and/or RMR LLC.
Employees. We have no employees. All services which would otherwise be provided to us by employees are provided to or arranged by our Manager, which is a subsidiary of RMR LLC. As of December 31, 2021, RMR LLC had approximately 600 employees, including our Manager’s employees located at its headquarters and more than 30 regional offices located throughout the United States.
Government Regulation. Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (a) regulate credit granting activities; (b) establish maximum interest rates, finance charges and other charges; (c) require disclosures to customers; (d) govern secured transactions; (e) set collection, foreclosure, repossession and claims handling procedures and other trade practices; (f) govern privacy of customer information; and (g) regulate anti-terror and anti-money laundering activities.
In our judgment, existing statutes and regulations have not had a material adverse effect on our business. While we expect that additional new regulations in these areas will be adopted and existing regulations may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or our results of operations or prospects.
Internet Website. Our internet website address is www.sevnreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Seven Hills Realty Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Seven Hills Realty Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@sevnreit.com. Our website address and the website address of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of material United States federal income tax considerations is based on existing law and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under U.S. federal income tax law, for example if you are:

•a bank, insurance company or other financial institution;

•a regulated investment company or REIT;

•a subchapter S corporation;

•a broker, dealer or trader in securities or foreign currencies;

•a person who marks-to-market our shares for U.S. federal income tax purposes;

•a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•a person who acquires or owns our shares in connection with employment or other performance of services;

•a person subject to alternative minimum tax;

•a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;

•a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•a U.S. expatriate;

•a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;

•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or

•except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

•an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•an estate the income of which is subject to federal income taxation regardless of its source; or

•a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares that is not an entity (or other arrangement) treated as a partnership for federal income tax purposes and is not a U.S. shareholder.

If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the tax status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.

Merger with Tremont Mortgage Trust

In September 2021, we acquired TRMT in a transaction that was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the IRC, and our tax counsel, Sullivan & Worcester LLP, so opined. The assets that we acquired in the Merger generally (a) qualify as real estate assets that satisfy the REIT asset tests that are described below under the heading “—REIT Qualification Requirements—Asset Tests,” and (b) generate gross income that satisfies the REIT gross income tests that are described below under the heading “—REIT Qualification Requirements—Income Tests.” As a result, we believe that our acquisition of TRMT’s assets has not and will not materially impact our qualification for taxation as a REIT.

We inherited the historical tax bases and holding periods of TRMT with respect to the assets we acquired in the Merger. As the successor by merger to TRMT, we are also generally liable for unpaid taxes, including penalties and interest (if any), of

TRMT. In addition to inheriting TRMT’s tax liabilities, if TRMT failed to qualify for taxation as a REIT for federal income tax purposes in any period prior to the consummation of the Merger, we could lose our qualification for taxation as a REIT should the disqualifying activities continue after the Merger. Even if we retain our qualification for taxation as a REIT, if TRMT did not qualify for taxation as a REIT for a taxable year before the Merger or for its taxable year that included the Merger and if no relief is available, then we would face the following tax consequences:

•as the successor by merger to TRMT, we would generally inherit any corporate income tax liabilities of TRMT, including penalties and interest;

•we would be subject to tax on the built-in gain on each asset of TRMT existing at the completion of the Merger if we were to dispose of a TRMT asset during a specified period (generally five years) following the completion of the Merger; and

•we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by TRMT for taxable periods for which it did not qualify for taxation as a REIT.

Finally, if there is an adjustment to TRMT’s real estate investment trust taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in respect of preserving TRMT’s REIT qualification. That deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 2020 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although we cannot be sure, we believe that from and after our 2020 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified us and will continue to qualify us to be taxed as a REIT under the IRC.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders that meet specified holding period requirements are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.

Our tax counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2020 and 2021 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our tax counsel’s opinions are conditioned upon the assumption that our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our tax counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our tax counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our tax counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our tax counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our tax counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our tax counsel.

Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our tax counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.

•If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.

•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan as “foreclosure property,” as described in Section 856(e) of the IRC, we may thereby avoid both (a) the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction) and (b) the inclusion of any income from such property not qualifying for purposes of the REIT gross income tests discussed below, but in exchange for these benefits we will be subject to tax on the foreclosure property income at the highest regular corporate income tax rate.

•If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.

•If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

•If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

•Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries”, as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

•If it is determined that TRMT failed to satisfy one or more of the REIT tests described below before the Merger, the IRS might allow us, as TRMT’s successor, the same opportunity for relief as though we were the remediating REIT. In such case, TRMT would be deemed to have retained its qualification for taxation as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “—Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.

We do not intend to acquire or otherwise own assets or to conduct financing or other activities if doing so would produce “excess inclusion” or similar income for us or our shareholders, except that we may own assets or conduct activities through a TRS such that no excess inclusion or similar income results for us and our shareholders. However, if we own assets or conduct activities contrary to this expectation—e.g., if we were to (a) acquire or otherwise own a residual interest in a real estate mortgage investment conduit, or a REMIC, or (b) sponsor a non-REMIC collateralized mortgage pool to issue multiple class debt instruments related to the underlying mortgage loans, in each case other than through a TRS—then a portion of our income will be treated as excess inclusion income and a portion of the dividends that we pay to our shareholders will also be considered to be excess inclusion income. Generally, a shareholder’s dividend income from a REIT corresponding to the shareholder’s share of the REIT’s excess inclusion or similar income: (a) cannot be offset by any net operating losses otherwise available to the shareholder; (b) is subject to tax as “unrelated business taxable income” as defined by Section 512 of the IRC, or UBTI, in the hands of most types of shareholders that are otherwise generally exempt from federal income tax; and (c) results in the application of federal income tax withholding at the maximum statutory rate of 30% (and any otherwise available rate reductions under income tax treaties do not apply) with respect to non-U.S. shareholders. IRS guidance indicates that if we were to generate excess inclusion or similar income, then that income would be allocated among our shareholders in proportion to our dividends paid. Even so, the manner in which this income would be allocated to dividends attributable to a taxable year that are not paid until a subsequent taxable year (or to dividends attributable to a portion of a taxable year when no assets or operations were held or conducted that produced excess inclusion or similar income), as well as the manner of reporting these special tax items to shareholders, is not clear under current law, and there can be no assurance that the IRS will not challenge our method of making any such determinations. If the IRS were to disagree with any such determinations made or with the method used by us, the amount of any excess inclusion or similar income required to be taken into account by one or more of our shareholders could be significantly increased.

In addition, if we own a residual interest in a REMIC, we will be taxed at the highest corporate income tax rate on the percentage of our excess inclusion income that corresponds to the percentage of our shares of beneficial interest that are held in record name by “disqualified organizations.” Although the law is unsettled, the IRS asserts that similar rules apply to a REIT that generates income similar to excess inclusion income as a result of owning specified non-REMIC collateralized mortgage pools. If we become subject to tax on excess inclusion or similar income as a consequence of one or more “disqualified organizations” owning our shares, we are entitled under our declaration of trust (but not required) to reduce the amount of distributions that we pay to those shareholders whose ownership gives rise to the tax liability. If we do not specifically allocate this tax burden to the applicable shareholders, then as a practical matter it will be borne by us and all of our shareholders. Disqualified organizations include: (a) the United States; (b) any state or political subdivision of the United States; (c) any foreign government; (d) any international organization; (e) any agency or instrumentality of any of the foregoing; (f) any other tax-exempt organization, other than a farmer’s cooperative described in Section 521 of the IRC, that is exempt both from income taxation and from taxation under the UBTI provisions of the IRC; and (g) any rural electrical or telephone cooperative. To the extent that our shares owned by disqualified organizations are held in street name by a broker-dealer or other nominee, the IRS asserts that the broker-dealer or nominee is liable for a tax at the highest corporate income tax rate on the portion of our excess inclusion or similar income allocable to the shares held on behalf of the disqualified organizations. A regulated investment company or other pass-through entity owning our shares would, according to the IRS, also be subject to tax at the highest corporate income tax rate on any excess inclusion or similar income from us that is allocated to their record name owners that are disqualified organizations.

In sum, although we do not intend to own assets or conduct activities if doing so would produce “excess inclusion” or similar income for us or our shareholders, tax-exempt investors, foreign investors, taxpayers with net operating losses, regulated investment companies, pass-through entities and broker-dealers and other nominees should carefully consider the tax consequences described above and are urged to consult their tax advisors in connection with their decision to invest in or hold our shares.

REIT Qualification Requirements

General Requirements. Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)     that is managed by one or more trustees or directors;

(2)     the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)     that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;

(4)     that is not a financial institution or an insurance company subject to special provisions of the IRC;

(5)    the beneficial ownership of which is held by 100 or more persons;

(6)    that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities);

(7)     that does not have (and has not succeeded to) the post-December 7, 2015 tax-free spin-off history proscribed by Section 856(c)(8) of the IRC; and

(8)     that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Although we cannot be sure, we believe that we have met conditions (1) through (8) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years.

To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

For purposes of condition (6), an “individual” generally includes a natural person, a supplemental unemployment compensation benefit plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes, but does not include a qualified pension plan or profit-sharing trust. As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.

The IRC provides that we will not automatically fail to qualify for taxation as a REIT if we do not meet conditions (1) through (7), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. This relief provision may apply to a failure of the applicable conditions even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities whose equity is owned in whole or in part by such TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.

We may in the future invest in one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests (including any preferred equity interests in the partnership), of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we would be required to take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.

Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from any affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.

In addition, any corporation (other than a REIT and other than a QRS) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS (excluding, for this purpose, certain "straight debt" securities). Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which the subsidiary’s TRS election is intended to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.

Because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly.

Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. The 100% excise tax also applies to the underpricing of services provided by a TRS to its affiliated REIT or the REIT’s tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.

As discussed above, we may utilize a TRS to own assets or conduct activities that would otherwise result in excess inclusion income for us and our shareholders.

Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property (generally including commercial mortgage-backed securities, or CMBS), amounts (other than amounts the determination of which depends in whole or in part on the income or profits of any person) received or accrued as consideration for entering into agreements (i) to make loans secured by mortgages on real property or on interests in real property or (ii) to purchase or lease real property (including interests in real property and interests in mortgages on real property), income derived from a REMIC in proportion to the real estate assets held by the REMIC (unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC), income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.

Interest Income. Interest income that we receive will satisfy the 75% gross income test (as described above) to the extent that it is derived from a loan that is adequately secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan). If a loan is secured by both real property and other property (to the extent such other property is not treated as real property as described above), and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan, determined as of (a) the date we agreed to acquire or originate the loan or (b) as discussed further below, in the event of a “significant modification,” the date we modified the loan, then a part of the interest income from such loan equal to the percentage amount by which the loan exceeds the value of the real property will not be qualifying income for purposes of the 75% gross income test, but may be qualifying income for purposes of the 95% gross income test. Although we cannot be sure, we expect that the interest, original issue discount, and market discount income that we will receive from our mortgage related assets will generally be qualifying income for purposes of both the 75% and 95% gross income tests.

If we receive contingent interest that is based on the cash proceeds realized upon the sale of the property securing the loan (a “shared appreciation provision”), then the income attributable to the participation feature will be treated as gain from the sale of the underlying real property and will satisfy both the 75% and 95% gross income tests provided that the property is not held by the borrower as inventory or dealer property. Interest income that we receive from a mortgage loan in which all or a portion of the interest income payable is contingent on the earnings of the borrower will generally be qualifying income for purposes of both the 75% and 95% gross income tests if it is based upon the gross receipts or sales, and not the net income or profits, of the borrower. This limitation does not apply, however, where the borrower leases substantially all of its interest in the property to tenants or subtenants, to the extent that the rental income derived by the borrower or lessee, as the case may be, would qualify as “rents from real property,” as described below under “—Rents from Real Property,” had we earned the income directly.

We may invest in CMBS or specified securities backed by mortgages and issued by government sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank (such government issued securities, “agency securities”) that are either pass-through certificates or collateralized mortgage obligations. We expect that the CMBS and agency securities will be treated either as interests in a grantor trust or as interests in a REMIC for U.S. federal income tax purposes and that all interest income from our CMBS and agency securities will be qualifying income for the 95% gross income test. In some circumstances, payments we receive with respect to CMBS that we own may be made by affiliated entities pursuant to credit enhancement provided by those entities. We believe that any such payments constituting gross income to us will be qualifying income for purposes of both the 75% and 95% gross income tests, but we cannot be sure that the IRS will agree with that characterization of such payments. In the case of CMBS treated as interests in grantor trusts, we will be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans will be qualifying income for purposes of the 75% gross income test to the extent that such loans are secured by real property or interests in real property, as discussed above. In the case of CMBS or agency securities treated as interests in a REMIC, income derived from REMIC interests will generally be qualifying income for purposes of both the 75% and 95% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the

REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC regular interests are benefited by interest swap or cap contracts or other derivative instruments that could produce some nonqualifying income for the holder of the REMIC regular interests. Although we cannot be sure, we expect that our income from mortgage related securities will generally be qualifying income for purposes of both the 75% and 95% gross income tests.

We may invest in mezzanine loans, which are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a mortgage on the real property. Under IRS guidance, if a mezzanine loan meets specified safe harbor requirements, (a) the mezzanine loan will be treated by the IRS as a real estate asset for purposes of the asset tests described below, and (b) interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% income test. Although the IRS guidance provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We generally intend to structure our investments in mezzanine loans in a manner that complies with the requirements applicable to our qualification for taxation as a REIT, and as much as practicable with the IRS safe harbor requirements. To the extent that any of our mezzanine loans do not meet all of the requirements for reliance on the IRS safe harbor, however, we cannot be sure that the IRS will not challenge the tax treatment of these loans.

There is limited case law or administrative guidance addressing the treatment of mezzanine loans and preferred equity investments as debt or equity for federal income tax purposes. We expect that our mezzanine loans generally will be treated as debt for federal income tax purposes, and our preferred equity investments generally will be treated as equity for federal income tax purposes. If a mezzanine loan is treated as equity for federal income tax purposes, we will be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan. As a result, we will not be treated as receiving interest income from the mezzanine loan, but rather we will be treated as receiving our proportionate share of the income of the entity that issued the mezzanine loan (including any income generated by the entity that does not satisfy the 75% and 95% gross income tests). Similarly, if the IRS successfully asserts that a preferred equity investment is debt for federal income tax purposes, then that investment may be treated as producing interest income that will be qualifying income for the 95% gross income test, but not for the 75% gross income test.

We may hold participation interests, including B-Notes, in mortgage loans and mezzanine loans. Such interests in an underlying loan are created by virtue of an agreement to which the originator of the loan is a party, along with one or more participants. The borrower on the underlying loan is typically not a party to the participation agreement. The performance of this investment depends upon the performance of the underlying loan, and if the borrower defaults, then a participant typically has no recourse against the originator of the loan. The originator often retains a senior position in the underlying loan and grants junior participations which absorb losses first in the event of a default by the borrower. Although we cannot be sure, we expect that the interest that we will receive from such investments will generally be qualifying income for purposes of both the 75% and 95% gross income tests.

Fee Income. We expect to receive fee income in a number of circumstances, including from loans that we originate. Fee income, including prepayment penalties, loan assumption fees and late payment charges that are not compensation for services, generally will be qualifying income for purposes of both the 75% and 95% gross income tests if it is received in consideration for our entering or having entered into an agreement to make a loan secured by real property or an interest in real property and the fees are not determined by income and profits of the borrower. Other fees generally are not qualifying income for purposes of either gross income test. Fees earned by our TRSs are not included in computing the 75% and 95% gross income tests, and thus neither assist nor hinder our compliance with these tests.

Foreclosure Property. From time to time, we may find it necessary to foreclose on loans that we originate or acquire. In such instances, we intend to do so in a manner that maintains our qualification for taxation as a REIT and, if possible, minimizes our liability for foreclosure property income taxes, all as described below. As a general matter, we will not be considered to have foreclosed on a property if we merely take control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor.

Following a foreclosure, we will generate income that satisfies the 75% and 95% gross income tests if existing tenants at the real property or new tenants that we place at the property begin paying us rents that satisfy the requirements for “rents from real property” as described below under “—Rents from Real Property.” Such qualifying rents will not be subject to the foreclosure property income taxes described below. In order to qualify the rental payments that we receive as “rents from real property,” we may find it useful or necessary in such circumstances to utilize our TRSs to provide services to our tenants at these properties or, in the case of lodging facilities or health care facilities, utilize our TRSs as our captive tenants and engage eligible independent contractors as managers for our TRSs. To the extent possible, our goal would be to deploy one or more of these tax efficient solutions in respect of property that we acquire through foreclosure. While we cannot be sure, we believe that our Manager, through RMR, is positioned to leverage its established relationships with tenants and operators across a wide variety of real estate asset sectors, and in particular its established relationships with managers of lodging facilities and health care facilities, to facilitate our goals in this regard.

In other circumstances where real property is reduced to possession after a foreclosure action, we may choose to treat such property as “foreclosure property” pursuant to Section 856(e) of the IRC. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:

•that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;

•for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and

•for which the REIT makes a proper election to treat the property as foreclosure property.

For purposes of the 75% and 95% gross income tests, all income from the property will be qualifying income as long as the property qualifies as foreclosure property. In particular, any gain from the sale of the foreclosure property will be qualifying income for purposes of the 75% and 95% gross income tests and will be exempt from the 100% tax on gains from prohibited transactions described below under “—Prohibited Transactions.” But, in exchange for these benefits, any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property,” which is our goal described above, then that rental income is not subject to the foreclosure property income tax.

Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;

•on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or

•which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

We may have the option to foreclose on mortgage loans when a borrower is in default. The foregoing rules related to foreclosure property, and our goal to foreclose in a tax efficient manner when possible, could affect our decision of whether and when to foreclose on a particular mortgage loan.

Rents from Real Property. Rents received by us, if any, will qualify as “rents from real property” in satisfying the gross income requirements described above only if several conditions are met. If rent is partly attributable to personal property leased in connection with a lease of real property, the portion of the rent that is attributable to the personal property will not qualify as “rents from real property” unless it constitutes 15% or less of the total rent received under the lease. In addition, the amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales. Moreover, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an “independent contractor” from which we derive no revenue or through a TRS. We are permitted, however, to perform services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and which are not otherwise considered rendered to the occupant of the property. In addition, we may directly or indirectly provide noncustomary services to tenants of our properties without disqualifying all of the rent from the property if the payments for such services do not exceed 1% of the total gross income from the property. Finally, with the exception of specified rental arrangements with our TRSs (including in respect of lodging facilities or health care facilities), rental income will qualify as “rents from real property” only to the extent that we do not directly or constructively hold a 10% or greater interest, as measured by vote or value, in the lessee’s equity. We expect that all or substantially all the rents and related service charges that we may receive will be “rents from real property” and will to that extent be qualifying income for purposes of both the 75% and 95% gross income tests.

Prohibited Transactions. Other than sales of foreclosure property, any gain that we realize on the sale of property (including a deemed sale that occurs as a result of a “significant modification” of a debt investment) held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We intend to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that we are subject to the 100% penalty tax with respect to any particular transaction. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.

If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements: (a) our failure to meet the test is due to reasonable cause and not due to willful neglect; and (b) after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, most interests in CMBS, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities, regular or residual interests in a REMIC (however, if less than 95% of the assets of a REMIC consists of assets that are qualifying real estate related assets under the federal income tax laws, determined as if we held such assets directly, we will be treated as holding directly our proportionate share of the assets of such REMIC), and any stock or debt instruments attributable to the temporary investment of new capital.

•Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.

•Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.

•Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our tax counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS of ours, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.

We believe that our assets comply with the foregoing asset tests, and we intend to monitor compliance on an ongoing basis. However, we have not obtained, and do not expect to obtain, independent appraisals to support our conclusions as to the value of our total assets, or the value of any particular security or securities. Moreover, values of some assets, including instruments issued in securitization transactions, may not be susceptible to a precise determination, and values are subject to change in the future. Furthermore, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. As described above, the IRS has promulgated a safe harbor pursuant to which mezzanine loans secured by a first priority security interest in ownership interests in a partnership or limited liability company will be treated as qualifying assets for purposes of the 75% asset test, the 5% asset test and the 10% asset tests. We may make some mezzanine loans that do not qualify for that safe harbor and that do not qualify as “straight debt” securities or for one of the other exclusions from the definition of “securities” for purposes of the 5% asset test and 10% asset tests; nevertheless, we expect that these investments will not impact our ability to satisfy the applicable REIT asset tests.

As discussed above under “—Interest Income,” where a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of (a) the date we agreed to acquire or originate the loan or (b) in the event of a significant modification, the date we modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will also likely be a nonqualifying asset for purposes of the 75% asset test. The nonqualifying portion of such a loan would be subject to, among other requirements, the 5% asset test and the 10% asset tests. The IRS has promulgated a safe harbor under which it has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of: (a) the fair market value of the loan on the relevant quarterly REIT asset testing date; or (b) the greater of (i) the fair market value of the real property securing the loan on the relevant quarterly REIT asset testing date or (ii) the fair market value of the real property securing the loan determined as of the date the REIT committed to originate or acquire the loan. Moreover, pursuant to this IRS guidance, a REIT is not required to redetermine the fair market value of the real property securing a loan for purposes of the REIT asset tests in connection with a loan modification that is: (a) occasioned by a borrower default; or (b) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. It is unclear how the above safe harbors are affected by recent legislative changes that have liberalized the treatment of personal property as real property for various purposes under Section 856 of the IRC. It is possible that the safe harbor is improved in circumstances where a loan is secured by both real property and personal property where the fair market value of the personal property does not exceed 15% of the sum of the fair market values of the real property and the personal property securing the loan. We have not invested in, nor do we intend to invest in, distressed mortgage loans. If we do invest in distressed mortgage loans, we intend to invest in distressed mortgage loans in a manner consistent with maintaining our qualification for taxation as a REIT.

Pursuant to our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement and our Citibank Master Repurchase Agreement, or collectively, our Master Repurchase Agreements, we nominally sell assets to the counterparty and simultaneously agree to repurchase those assets. We believe that we are treated for U.S. federal income tax purposes as the owner of the assets that are subject to our Master Repurchase Agreements, notwithstanding that we have transferred record ownership of the subject assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we have not owned those assets during the term of the applicable repurchase agreement, which characterization could jeopardize our qualification for taxation as a REIT.

The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT. After a REIT meets the asset tests at the close of any quarter, it will not lose its qualification for taxation as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets. This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets. When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10.0 million. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate income tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) specified rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT. In addition, any debt instrument issued by an entity classified as a partnership for federal income tax purposes, and not otherwise excepted from the definition of a security for purposes of the above safe harbor, will not be treated as a security for purposes of the 10% value test if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test.

We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter or within the six month periods described above.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the REIT asset tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Annual Distribution Requirements. In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)    the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)    the amount by which our noncash income (e.g., original issue discount on our mortgage loans) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level income taxes that we pay (e.g., taxes on foreclosure property income).

The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to the sum of the business interest income of such taxpayer for such taxable year and 30% of the taxpayer’s “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. We expect our income to predominantly consist of business interest income in amounts in excess of the net interest expense we will be required to pay or accrue. Accordingly, we do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income.”

Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year to the extent of any undistributed earnings and profits.

The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate income tax rates on undistributed amounts. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

Due to timing differences between the actual receipt of cash and the inclusion of items of income by us for U.S. federal income tax purposes, it is possible that, from time to time, we may not have enough cash or other liquid assets to meet our distribution requirements. For instance, we may experience these timing issues as a result of:

•accrued market discount that we might recognize periodically if we acquire debt instruments at a discount in the secondary market;

•taxable gain we might recognize if we “significantly modify” a distressed debt investment;

•accrued original issue discount; or

•accrued interest income with respect to debt instruments where the obligor defaults on payments to us.

Under the IRC, we are generally required to accrue income no later than when it is taken into account on applicable financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or other assets, such as original issue discount or market discount, earlier than would otherwise be the case under the IRC, although the precise application of this rule is unclear at this time.

In addition, we may be required under the terms of indebtedness that we incur to use cash that we receive to make principal payments on that indebtedness, with the possible effect of recognizing income but not having a corresponding amount of cash available for distribution to our shareholders. It is also possible that our deductions for U.S. federal income tax purposes may accrue more slowly than, or will not otherwise correspond to, our cash expenditure outlays.

As a result of all these potential timing differences between income recognition or expense deduction and cash receipts or disbursements, we may have substantial taxable income in excess of cash available for distribution. In that event, we may find it necessary or desirable to arrange for a taxable distribution paid in a mix of cash and our shares or to arrange for additional capital to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution. While the payment of a deficiency dividend will apply to a prior year for purposes of our REIT distribution requirements and our dividends paid deduction, it will be treated as an additional distribution to the shareholders receiving it in the year such dividend is paid.

Distributions to our Shareholders

As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of our shares or other property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”

Section 302 of the IRC treats a redemption of our shares for cash only as a distribution under Section 301 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). To summarize, the preferential federal income tax rates for long term capital gains and for qualified dividends generally apply to:

(1)     long term capital gains, if any, recognized on the disposition of our shares;

(2)     our distributions designated as long term capital gain dividends;

(3)     our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)     our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)     our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on foreclosure property income), net of the corporate income taxes thereon.

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)     we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)     each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)     each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)     each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)     both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any qualified dividend income) so that the designations will be proportionate among all outstanding classes of our shares.

Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in our shares, but will reduce the shareholder’s basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in such shares, they will be included in income as capital gain, with long term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.

If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long term capital gain or loss if the shareholder’s holding period in our shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long term capital loss to the extent of any long term capital gain dividends we paid on such shares during the holding period.

U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on our shares (without regard to any deduction allowed by Section 199A of the IRC) and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax.

If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10.0 million in any single year or $20.0 million in a prescribed combination of taxable years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2.0 million in any single year or $4.0 million in a prescribed combination of taxable years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt U.S. Shareholders

The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.

We expect that shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities, and that receive (a) distributions from us, or (b) proceeds from the sale of our shares, will not have such amounts treated as UBTI, provided in each case (x) that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, (y) that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and (z) that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.

Taxation of Non-U.S. Shareholders

The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.

For most non-U.S. investors, investment in a REIT that invests principally in mortgage loans and CMBS may not be the most tax efficient way to invest in such assets. That is because receiving distributions of income derived from such assets in the form of REIT dividends subjects most non-U.S. investors to withholding taxes that direct investment in those asset classes, and the direct receipt of interest and principal payments with respect to them, would not. The principal exceptions are foreign sovereigns and their agencies and instrumentalities, which may be exempt from withholding taxes on REIT dividends under the IRC, and specified foreign pension funds or similar entities able to claim an exemption from withholding taxes on REIT dividends under the terms of a bilateral income tax treaty between their country of residence and the United States.

We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as Nasdaq. Each class of our shares has been listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.

Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “—Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.

For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.

Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from U.S. corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s U.S. federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 21% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.

Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding.

Our shares will not constitute USRPIs if we are not, at relevant testing dates in the preceding five years, a “United States real property holding corporation.” Whether we are a United States real property holding corporation depends upon whether the fair market value of USRPIs owned by us equals or exceeds 50% of the sum of the fair market value of these interests, any interests in real estate outside of the United States, and our other trade and business assets. Because USRPIs do not generally include mortgage loans or mortgage backed securities, we do not believe that we are a United States real property holding corporation, and we do not believe that we were a United States real property holding corporation for periods prior to our first taxable year as a REIT.

Even if we were to become a United States real property holding corporation in the future, we still expect that our shares would not be USRPIs because one or both of the following exemptions will be available at all times. First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. We will be a “domestically controlled” REIT if less than 50% of the value of our shares (including any future class of shares that we may issue) is held, directly or indirectly, by non-U.S. shareholders at all times during the preceding five years, after applying specified presumptions regarding the ownership of our shares as described in Section 897(h)(4)(E) of the IRC. For these purposes, we believe that for all relevant periods the statutory ownership presumptions apply to validate our status as a “domestically controlled” REIT. Accordingly, we believe that we are and will remain a “domestically controlled” REIT.

Information Reporting, Backup Withholding, and Foreign Account Withholding

Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. If a shareholder is subject to backup or other U.S. federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation. To satisfy this withholding obligation, the applicable withholding agent may collect the amount of U.S. federal income tax required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the shareholder would otherwise receive or own, and the shareholder may bear brokerage or other costs for this withholding procedure.

Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•provides the U.S. shareholder’s correct taxpayer identification number;

•certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and

•certifies that it is a U.S. citizen or other U.S. person.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number and appropriate certifications on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares will generally be subject to backup withholding, unless the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form. Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form. Even without having executed an applicable IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC and administrative guidance thereunder), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.

Other Tax Considerations

Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with U.S. federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

The Employee Retirement Income Security Act of 1974, as amended, or ERISA, the IRC and similar provisions to those described below under applicable foreign or state law, individually and collectively, impose certain duties on persons who are fiduciaries of any employee benefit plan subject to Title I of ERISA, or an ERISA Plan, or an individual retirement account or annuity, or an IRA, a Roth IRA, a tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), a Keogh plan or other qualified retirement plan not subject to Title I of ERISA, each a Non-ERISA Plan. Under ERISA and the IRC, any person who exercises any discretionary authority or control over the administration of, or the management or disposition of the assets of, an ERISA Plan or Non-ERISA Plan, or who renders investment advice for a fee or other compensation to an ERISA Plan or Non-ERISA Plan, is generally considered to be a fiduciary of the ERISA Plan or Non-ERISA Plan.

Fiduciaries of an ERISA Plan must consider whether:

•their investment in our shares or other securities satisfies the diversification requirements of ERISA;

•the investment is prudent in light of possible limitations on the marketability of our shares;

•they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and

•the investment is otherwise consistent with their fiduciary responsibilities.

Fiduciaries of an ERISA Plan may incur personal liability for any loss suffered by the ERISA Plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the ERISA Plan on account of a violation. Fiduciaries of any Non-ERISA Plan should consider that the Non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument and applicable law.

Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA Plan or Non-ERISA Plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by the arrangements generally or any particular arrangement, or that the investment is appropriate for arrangements generally or any particular arrangement.

Prohibited Transactions

Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or his beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.

“Plan Assets” Considerations

The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA Plan or a Non-ERISA Plan otherwise subject to Title I of ERISA and/or Section 4975 of the IRC acquires an interest in an entity that is neither a “publicly offered security” nor a security issued by an investment company registered under the 1940 Act, the assets of the ERISA Plan or Non-ERISA Plan include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the 1940 Act.

Each class of our equity (that is, our common shares and any other class of equity that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. Although we cannot be sure, we believe our common shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue.

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

•any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

•any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

•any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

•any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that no other facts or circumstances limiting the transferability of our shares exist, other than those that are enumerated under the regulation as not affecting the free transferability of shares. In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A. Risk Factors
Summary of Risk Factors

The summary below provides an overview of many of the risks we face, and a more detailed discussion of risks is set forth in Part I, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.” Additional risks, beyond those summarized below or discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•the COVID-19 pandemic and its resulting economic impact may materially adversely affect our business, operations, financial results and liquidity;
•we operate in a highly competitive market for investment opportunities, may not obtain sufficient additional capital, and may be adversely affected by the loss of loan investments, our Manager’s diligence processes, our borrowers’ prepayment rates, or changes in market interest rates, including as a result of the expected phase out of LIBOR;
•the lack of liquidity of our loan investments may make it difficult for us to sell our investments if the need or desire arises;
•loans secured by properties in transition or requiring significant renovation involve a greater risk of loss than loans secured by stabilized properties;
•the CRE loans that we originate or acquire are subject to the ability of the property owner to generate net operating income from the underlying property, as well as the risks of delinquency and foreclosure, which may be impacted by current economic conditions including, inflation, labor shortages and supply chain constraints, among other factors;

•third party expectations relating to environmental, social and governance, or ESG, factors may impose additional costs on us and expose us, our borrowers and their tenants to new risks;
•any material failure, inadequacy, interruption or security breach of our, RMR LLC’s or TRC’s technology systems could materially and adversely affect us;
•we may be unable to obtain additional capital sufficient to grow our portfolio;
•we are subject to the covenants and conditions contained in our Master Repurchase Agreements and in our facility loan agreement and security agreement with BMO Harris Bank N.A., or BMO, or the BMO Loan Program Agreement, which may restrict our operations and ability to make investments and distributions. We may enter into one or more alternative or additional repurchase facilities in the future and expect any such facility to contain covenants and conditions that may restrict our operations and ability to make investments and distributions;
•our management structure and management agreement with TRC and its relationships with related parties may create conflicts of interest;
•ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in control of us or an unsolicited acquisition proposal and could limit shareholders’ ability to obtain a judicial forum they deem favorable for certain disputes;
•we may incur adverse tax consequences if we fail to remain qualified for taxation as a REIT for U.S. federal income tax purposes;
•REIT distribution requirements could adversely affect us and our shareholders;
•distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends,” and we may also choose to pay distributions in shares, in which case shareholders may be required to pay income taxes in excess of the cash distributions that they receive;
•the failure of assets subject to our Master Repurchase Agreements and our BMO Loan Program Agreement to qualify as real estate assets could adversely affect our ability to qualify for taxation as a REIT under the IRC;
•REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities;
•if we own assets or conduct operations that generate “excess inclusion income” outside a TRS, doing so could adversely affect shareholders’ taxation;
•we may incur adverse tax consequences if TRMT failed to qualify for taxation as a REIT for U.S. federal income tax purposes prior to the Merger; and
•we may change our operational, financing and investment policies without shareholder approval and may become highly leveraged.
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders could be adversely affected and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.

Risks Relating to our Business
The duration of the COVID-19 pandemic and the extent of its continued and ultimate impact on the economy and public health is unknown, but it may have a long term negative affect on our business, operations, financial results and liquidity.

The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy, during various stages of the pandemic. Government requirements to stay in place and temporarily close businesses had a substantial negative impact on the economy. Government spending during the pandemic, and subsequent easing of the government restrictions, has since helped avert extended negative economic impact to the economy and is believed to have helped foster a return to economic growth. However, the progression of the pandemic has been unpredictable with periods of high rates of infection, followed by periods of reduced infection rates later followed again by periods of high infection rates. In addition, variants of the virus have emerged and additional variants may emerge in the future. Those variants may have negative impacts on public health, including possibly being more transmissible to persons, including persons who have been otherwise immunized due to natural immunity as a result of being previously infected with COVID-19 or vaccination. Any future variants of COVID-19 could have similar or worse impacts on the economy and public health.

The COVID-19 pandemic has caused supply chain challenges in the global economy, which has impacted the U.S. economy. The challenges have resulted, at times, in reduced availability of goods and inflation, including with respect to construction materials. In addition, as a result of the COVID-19 pandemic and restrictions implemented in response, there have been, at times during the pendency of the pandemic, construction moratoriums and decreases in available construction workers and construction activity, including required inspectors and governmental personnel for permitting and other requirements. These conditions, if they should continue or return, may prevent our borrowers from completing ongoing and planned construction projects and improving their properties that secure our loans. As a result, our borrowers may be unable to generate sufficient cash flows to make payments on or refinance our loans, and we may not recover some or all of our investment.

During the first several months of the COVID-19 pandemic in the United States, CRE transaction volume and finance activity significantly declined. If those conditions are experienced again, our ability to make and fund loan investments will be materially adversely affected.

The ultimate duration and severity of the COVID-19 pandemic is unknown, but it may have a long term negative affect on business, operations, financial results and liquidity.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments on attractive terms or at all and could also affect the pricing of any investment opportunities.

We operate in a highly competitive market for investment opportunities. We compete with a variety of institutional investors, including other mortgage REITs, specialty finance companies, public and private funds (including mortgage REITs, funds or investors that TRC, RMR LLC or their subsidiaries currently, or may in the future, sponsor, advise or manage), banks, and insurance companies and other financial institutions. Some of our competitors, including other mortgage REITs and alternative CRE lenders, have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax or SEC reporting compliance or maintenance of an exemption from registration as an investment company under the 1940 Act. Some of our competitors may have a lower cost of capital and access to funding sources that may not be available to us, such as the U.S. Government, or are only available to us on substantially less attractive terms. In addition, some of our competitors may have higher risk tolerances or make different risk assessments than us, which could lead them to consider a wider variety of investments, offer more attractive pricing or other terms, for example, higher LTV, ratios or lower interest rates than we are willing to offer or accept, or establish more relationships than we do. Furthermore, competition for our target investments may lead to the return for these investments decreasing, which may further limit our ability to generate desired returns. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations, and we cannot be sure that we will be able to identify and originate or acquire our target investments.

We have a limited operating history investing in mortgage loans and have made a limited number of target investments to date.

We have a limited operating history investing in mortgage loans and have made a limited number of target investments to date. Our ability to achieve our investment objectives depends on our ability to make investments that generate attractive, risk adjusted returns, as well as on our access to financing on terms that permit us to realize net interest income from our investments. In general, the availability of favorable investment opportunities will be affected by the level and volatility of interest rates in the market generally, the availability of adequate short and long term real estate financing and the competition for investment opportunities. We cannot be sure that we will be successful in obtaining additional capital to enable us to make new investments, that any investments we have made or may make will satisfy our targeted rate of return or other investment objectives, or that we will be able to successfully operate our business, or implement our operating policies and investment strategies. If we fail to make additional investments within a reasonable time or on acceptable terms, such failure may have a material adverse effect on our business, financial condition, results of operations, ability to maintain our qualification for taxation as a REIT under the IRC, and ability to make or sustain distributions to our shareholders, and could cause the value of our securities to decline.

A loss with respect to any one of our loan investments may be significant due to the limited number of investments within our loan portfolio.

As of December 31, 2021, our portfolio consisted of 26 first mortgage loans. A consequence of this limited number of investments is that the aggregate returns we realize may be adversely affected if any of our investments performs poorly or we need to write down the value of any of our investments or if any of our investments is repaid prior to maturity and we are not able to promptly redeploy the proceeds in a manner that provides us with comparable returns. A loss with respect to any one of these loan investments may be significant.

The lack of liquidity of our loan investments may adversely affect our business.

The lack of liquidity of our loan investments may make it difficult for us to sell our investments if the need or desire arises. Certain investments such as mortgages, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the difficulty of recovery in the event of a borrower’s default. In addition, our loan investments may become less liquid as a result of delinquencies or defaults, turbulent market conditions or the unavailability to borrowers of refinancing capital, which may make it more difficult for us to dispose of our investments at advantageous prices or in a timely manner. Moreover, the investments we make are not registered under relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, our loan investments are illiquid, and if we are required to liquidate all or a portion of our loan portfolio quickly, we may realize significantly less than the value at which we have previously recorded those investments. As a result, our ability to adjust our loan portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our financial condition and results of operations.

Loans secured by properties in transition or requiring significant renovation involve a greater risk of loss than loans secured by stabilized properties.

We originate transitional bridge loans to borrowers who are seeking shorter term capital to be used in acquisitions, construction or repositioning of properties. In a typical transitional loan, the borrower has usually identified a property that the borrower believes has been under-managed, is located in a recovering market or requires renovation. The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns, construction risks and noncompletion risks, among others. Estimates of the costs of property improvements may be inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals and rehabilitation and subsequent leasing of the property not being completed on schedule. If the borrower fails to improve the quality of the property’s management or the market in which the property is located fails to improve as expected, or the renovation is not completed in a timely manner or such costs are more than expected, then the borrower may not generate sufficient cash flows to make payments on or refinance the transitional loan, and we may not recover some or all of our investment.

In addition, borrowers often use the proceeds of a conventional mortgage loan to repay a transitional loan. Transitional loans therefore are subject to the risk of the borrowers’ inability to obtain financing to repay the loan. Losses we incur with respect to our transitional loans could be material.

TRC’s diligence process for investment opportunities may not reveal all facts that may be relevant for an investment, and if we incorrectly evaluate the risks of our investments, we may experience losses.

Prior to our making any investment, TRC conducts diligence that it considers reasonable based upon the facts and circumstances of the investment. When conducting diligence on our behalf, TRC may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the diligence process to varying degrees depending on the type of potential investment. Nonetheless, TRC's diligence may not reveal all of the risks associated with our investments. We evaluate our potential investments based upon criteria TRC deems appropriate for the relevant investment. Our underwriting assumptions and loss estimates may not prove accurate, and actual results may vary from estimates. If we underestimate the risks and potential losses associated with an investment we originate or acquire, we may experience losses from the investment.

Moreover, investment analyses and decisions by TRC may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to TRC at the time of making an investment decision may be limited. Therefore, we cannot be sure that TRC will have knowledge of all circumstances that may adversely affect such investment.

Prepayment rates may adversely affect the value of certain of our investments which could negatively impact our ability to make or sustain distributions to our shareholders.

The rates at which our borrowers prepay our investments, where contractually permitted, will be influenced by changes in current interest rates, significant changes in the performance of underlying real estate assets and a variety of economic and other factors beyond our control. Prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from increases in such rates. In periods of declining interest rates, prepayments on investments generally increase and the proceeds of prepayments received during these periods are likely to be reinvested by us in comparable assets at reduced yields. Conversely, in periods of rising interest rates, prepayments on investments, where contractually permitted, generally decrease, in which case we would not have the prepayment proceeds available to invest in comparable assets at higher yields. We may invest in loans and other assets secured or supported by transitional real estate assets; significant improvement in the performance of such assets may result in prepayments as other financing alternatives become available to the borrower. In addition, it may take an extended period for us to reinvest any repayments we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments. We expect to be entitled to fees upon the prepayment of our investments, although we cannot be sure that such fees will adequately compensate us as the functional equivalent of a “make whole” payment. Furthermore, we may not be able to structure future investments to impose a make whole obligation upon a borrower in the case of an early prepayment. As a result, our income will be reduced, which will have a negative impact on our ability to make or sustain distributions to our shareholders.

Difficulty or delays in redeploying the proceeds from repayments of our existing loan investments may cause our financial performance and returns to shareholders to decline.

As our loan investments are repaid, we intend to redeploy the proceeds we receive into new loan investments, repay borrowings under our repurchase and credit facilities and pay distributions to our shareholders. It is possible that we will fail to identify and complete reinvestments that would provide returns or a risk profile that is comparable to the loan investment that was repaid. If we fail to redeploy, or experience any delays in redeploying, the proceeds we receive from repayment of a loan investment in equivalent or better alternatives, our financial performance and returns to shareholders could decline.

A prolonged economic slowdown, a recession or declining real estate values could materially and adversely affect us.

We believe that the risks associated with our investments will be more severe during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Significant portions of the CRE markets in the United States were significantly negatively impacted during the recession that occurred during the early stages of the COVID-19 pandemic, and certain aspects of that market continue to be challenged by the pandemic and the changes to market and workplace practices in response to the pandemic, such as remote work for many office based workers and a reduction in travel. Our investment strategy may be adversely affected by prolonged economic downturns or recessions where declining real estate values would likely reduce the level of new mortgage and other real estate related loan originations since borrowers often use the appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of their real estate declines. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to originate or acquire loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to make or sustain distributions to our shareholders.

The CRE loans that we originate or acquire are subject to the ability of the property owner to generate net operating income from operating the property, as well as the risks of delinquency and foreclosure.

CRE loans that we originate or acquire are subject to the ability of the property owner to generate net operating income from operating the property. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are some of the types of properties that have been most negatively impacted by the pandemic. The ability of a borrower to repay a loan secured by an income producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired and the risks of delinquency and foreclosure may increase. Net operating income of an income producing property can be affected by, among other things:

•    tenant mix and tenant bankruptcies;
•    success of tenant businesses;

•    property management decisions, including with respect to capital improvements, particularly in older building structures;
•    property location, condition and design;
•    competition from comparable properties;
•    changes in national, regional or local economic conditions and/or specific industry segments, including current and future economic conditions caused by the COVID-19 pandemic and its aftermath;
•    rising inflationary pressures and effects of inflation on borrower and tenant businesses;
•    supply chain constraints, commodity pricing and other inflation;
•    borrowers’ and tenants’ ability to attract, retain and motivate sufficient qualified personnel in a challenging labor market and to effectively manage their labor costs;
•    declines in regional or local real estate values;
•    declines in regional or local rental or occupancy rates;
•    changes in interest rates, and in the state of the debt and equity capital markets, including diminished availability or lack of CRE debt financing;
•    changes in real estate tax rates, tax credits and other operating expenses;
•    costs of remediation and liabilities associated with environmental conditions;
•    adverse impacts to properties from short term and long term effects of global climate change;
•    the potential for uninsured or underinsured property losses;
•    changes in laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•    acts of God, earthquakes, hurricanes, health epidemics, pandemics and similar outbreaks, such as the COVID-19 pandemic, and other natural disasters, or acts of war, terrorism, social unrest or civil disturbances, in each case which may result in uninsured or underinsured losses.
In the event of any default under any CRE loan held by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (net of our costs to enforce our rights with respect to that collateral) and the principal and accrued interest of the loan or investment, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. Further, if borrowers do not repay our loans or we realize amounts that are less than the amount of the investment plus our costs, our loan portfolio will reduce in size. In addition, if a borrower defaults on our loan and we take actions related to the collateral securing that loan, we may be delayed for an extended period of time on converting that collateral to investable cash, which would impair our ability to redeploy that capital and grow our portfolio. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under applicable law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

We may need to foreclose on loans that are in default, which could result in losses.

We may find it necessary to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by borrowers or by other lenders or investors in the borrowers that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our mortgage or other security interests. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification of the loan or a buy-out of the loan for less than we are owed. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of borrower’s debt. Foreclosure may create a negative public perception of the collateral property, resulting in a diminution of its value. Even if we are successful in foreclosing on a mortgage loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our investment. Any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will reduce the net proceeds realized and increase the time it may take to collect such proceeds, and, thus, increase the potential for loss.

The CRE loans that we originate or acquire expose us to risks associated with real estate investments generally.

In addition to the other risks discussed herein, the CRE loans that we originate or acquire expose us to risks associated with real estate investments, generally, including:

•    economic and market fluctuations;
•    political instability or changes;
•    changes in environmental, zoning and other laws;
•    casualty or condemnation losses;
•    cost of remediation and removal of hazardous substances and liabilities associated with environmental conditions;
•    regulatory limitations on rents;
•    decreases in property values;
•    changes in the appeal of properties to tenants;
•    changes in supply and demand for CRE properties and debt;
•    changes in valuation of collateral underlying CRE properties and CRE loans, resulting from inherently subjective and uncertain valuations;
•    energy supply shortages;
•    various uninsured or uninsurable risks;
•    adverse weather, natural disasters and adverse impacts from climate change;
•    acts of God, earthquakes, hurricanes, pandemics, such as the COVID-19 pandemic, and other natural disasters, climate change, or acts of war, terrorism, social unrest and civil disturbances, in each case which may result in uninsured or underinsured losses;
•    changes in government regulations, such as rent control;
•    changes in the availability of debt financing and/or mortgage funds, which may render the sale or refinancing of properties difficult or impracticable; and
•    increases in mortgage defaults.
We cannot predict the degree to which economic conditions generally, and the conditions for CRE debt financing in particular, will improve or decline, particularly as a result of the COVID-19 pandemic and its aftermath. Any declines in the performance of the U.S. or global economies or in real estate debt markets could have a material adverse effect on us.

REIT distribution requirements may adversely impact our ability to carry out our business plan.

To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts or make investments. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.

Changes in market interest rates may significantly reduce our revenues or impede our growth.

Changes in market interest rates may be sudden and may significantly reduce our revenues or impede our growth. Interest rates have remained at relatively low levels on a historical basis, but the U.S. Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However, the timing, number and amount of any such future interest rate increases are uncertain. If market interest rates increase, those increases may materially and negatively affect us in various ways, including:

•changes in interest rates may affect our net interest income from our investments, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing our investments;

•changes in interest rates may affect our ability to make investments as well as borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on any fixed rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our investments, net of credit losses and its financing costs. Even when our investments and borrowings are match funded, the income from our investments may respond more slowly to interest rate fluctuations than the cost of our borrowings;

•amounts outstanding under our repurchase and credit facilities will require interest to be paid by us at floating interest rates. When interest rates increase, our interest costs will increase. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us; and

•investors may consider whether to buy or sell our common shares based upon the then distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares, if any, and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.

The phase out or transitioning of LIBOR may negatively impact our business, financial results and cash flows.

Our loan agreements entered into prior to January 1, 2022 require the borrowers to pay us interest at floating rates based upon LIBOR. In addition, the agreements governing our master repurchase facility with UBS, or our UBS Master Repurchase Facility, and our master repurchase facility with Citibank, or our Citibank Master Repurchase Facility, or collectively, our Master Repurchase Facilities, require us to pay interest on amounts borrowed under those facilities at floating rates based upon LIBOR plus a premium. LIBOR was phased out for new contracts as of December 31, 2021 and is expected to be phased out for pre-existing contracts by June 30, 2023. Our Master Repurchase Facilities provide that at such time as LIBOR shall no longer be made available or used for determining the interest rate of amounts outstanding under those facilities, the replacement base rate shall be an alternative benchmark rate (including any mathematical or other adjustments to the benchmark rate (if any) incorporated therein so that the resulting rate approximates LIBOR as close as reasonably possible) as determined by UBS and Citibank under similar facilities for the financing of similar assets and is consistent with the pricing index of similarly situated counterparties. Our loan agreements with our borrowers generally provide that if LIBOR is not able to be determined, the interest rates under our loan agreements with borrowers would be amended to replace LIBOR with an alternative benchmark rate (which may include SOFR or another rate based on SOFR) that will approximate the existing interest rate as calculated in accordance with LIBOR. Certain of TRMT’s loan agreements with its borrowers that we assumed upon consummation of the Merger generally provide that if LIBOR is not able to be determined, interest will be calculated using a floating base rate equal to the greater of the Federal Funds Rate plus 50 basis points or the Prime Rate. We expect that for then existing loan agreements that we entered into prior to January 1, 2022, we and our borrowers will amend our loan agreements by the time LIBOR is no longer available to replace LIBOR with an alternative benchmark rate (which may include SOFR or another rate based on SOFR) that will approximate the existing interest rate as calculated in accordance with LIBOR.

Despite our current expectations, we cannot be sure that the changes to the determination of interest under our agreements would approximate LIBOR. On July 29, 2021, the Alternative Reference Rates Committee, or the ARRC, a committee of private market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, formally recommended the SOFR as an alternative to LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

If the determination of interest does not, or if we cannot forecast with sufficient confidence that it will, approximate the current calculation in accordance with LIBOR, we may incur additional costs, our investment income, net of interest expense, may decline, we may lose investment opportunities or make unsuccessful investments because we are not able to accurately price our proposed investments and our cash flows may be negatively affected.

We may be unable to obtain additional capital sufficient to enable us to grow our loan portfolio.

As of December 31, 2021, we had $173.7 million of available liquidity from cash and amounts available under our Master Repurchase Facilities and the facility under our BMO Loan Program Agreement, or our BMO Facility, or our Secured Financing Facilities, to fund future loan originations and advances. After we invest these sources, we may not be able to obtain additional capital to make investments that we determine are attractive. If so, this could limit our ability to grow our loan portfolio in the future, including by pursuing opportunities that may from time to time be available in our loan origination pipeline, and adversely affect our ability to make or sustain distributions to our shareholders. Our ability to further grow our loan portfolio over time will depend, to a significant degree, upon our ability to obtain additional capital. Our access to additional capital depends upon a number of factors, some of which we have little or no control over, including:

•    general economic, market or industry conditions;
•    the market’s view of the quality of our assets;
•    the market’s perception of our growth potential;
•    our current and potential future earnings and distributions to our shareholders; and
•    the value of our securities.
If regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. This could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

If we cannot obtain additional capital after we invest our current available cash and borrowing availability under our Secured Financing Facilities, our future investable funds may be limited to proceeds we receive from repayments of our loan investments, and from interest payments we receive, from borrowers or from other investments we may make. Therefore, in order to grow our business, we may have to rely on additional equity issuances, which may be dilutive to our shareholders, or on debt financings which may require us to use a large portion of our cash flow from operations to fund our debt service obligations, thereby reducing funds available for our operations, future business opportunities, distributions to our shareholders or other purposes. We cannot be sure that we will have access to such debt or equity capital on favorable terms at the desired times, or at all, which may cause us to reduce or suspend our investment activities or dispose of assets at an inopportune time or price, which could negatively affect our financial condition, results of operations and ability to make or sustain its distributions to our shareholders.

If the market value of our common shares does not increase or declines, our cost of equity capital will increase, and we may not be able to practically or otherwise raise equity capital by issuing additional equity securities.

Third party expectations relating to ESG factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, borrowers, tenants, and their customers, employees, and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us or borrowers, tenants and their customers may choose not to do business with us, our borrowers or their tenants, if they believe our or their policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies' corporate responsibility practices are assessed are evolving, which could result in greater expectations of us, our borrowers and their tenants and cause us, our borrowers and their tenants to undertake costly initiatives to satisfy such new criteria. Alternatively, if we, our borrowers or their tenants elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or their policies with respect to corporate responsibility are inadequate. We and our borrowers and their tenants may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the standards set by various constituencies. If we fail to satisfy the expectations of investors or if our borrowers or their tenants fail to satisfy expectations their customers, employees and other stakeholders or our borrowers' or their tenants’ initiatives are not executed as planned, our and their reputations and financial results could be adversely affected, net operating income from operations of our borrowers’ and their tenants’ businesses may decrease, our borrowers’ ability to repay our loans may be impaired, risks of delinquency and foreclosure may increase and our results of operations, financial condition, liquidity and business and our ability to make or sustain distribution to our shareholders may be materially adversely impacted.

We, our borrowers and their tenants are subject to risks from adverse weather, natural disasters and climate events, and costs associated with future legislation designed to address climate change could increase our, our borrowers’ and their tenants’ costs.

We, our borrowers and their tenants are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate events. For example, our borrowers’ properties could be severely damaged or destroyed by physical climate risks that could materialize as either singular extreme weather events (for example, floods, storms and wildfires) or through long term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact our borrowers and their tenants and cause significant losses if the businesses at our collateral properties cannot be operated due to damage resulting from such events. Further, legislation to address climate change could increase utility costs and other costs of operating properties which, if not offset by rising rental income, could reduce the net operating income at our borrowers’ properties and impact their ability to repay our loans. If we, our borrowers or their tenants fail to adequately prepare for adverse weather, natural disasters and climate events, or costs at properties increase as a result of future legislation designed to address climate change, net operating income from operations of properties’ businesses may decrease, our borrowers’ ability to repay our loans may be impaired, risks of delinquency and foreclosure may increase and our results of operations and financial condition may be materially adversely impacted.

We and TRC are subject to state licensing requirements and our or TRC's failure to be properly licensed may have a material adverse effect on our operations.

We or TRC are required to hold licenses in certain U.S. states to conduct lending activities, and we or TRC may be required to hold licenses from additional U.S. states in the future. State licensing statutes vary from state to state and may prescribe or impose, among other things:

•    various recordkeeping requirements;
•    restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees;
•    disclosure requirements;
•    requirements that licensees submit to periodic examination;
•    surety bond and minimum specified net worth requirements;
•    periodic financial reporting requirements;
•    notification requirements for changes in principal officers, share ownership or corporate control;
•    restrictions on advertising; and
•    requirements that loan forms be submitted for review.

There is no guarantee that we or TRC will be able to obtain these licenses, and efforts to obtain and maintain such licenses may cause us to incur significant expenses. Any failure to be properly licensed under state law or otherwise may have a material adverse effect on us and our operations.

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

We are subject to laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Changes in these laws or regulations or their interpretation, or newly enacted laws or regulations, could require us to change our business practices or introduce us to new or increased competition, which may impose additional costs on us or otherwise adversely affect our business.

For example, various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us. We believe this regulatory difference may create opportunities for us to successfully grow our business. There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally referring to credit intermediation involving entities and activities outside the regulated banking system and increased oversight and regulation of such entities. In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the Financial Stability Oversight Council, or the FSOC, which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. Since December 2019, FSOC has focused its systemically important designation approach for nonbank financial companies on an activities-based approach under which an individual firm would only be so designated if it determined that efforts to address the financial stability risks of that firm’s activities by its primary federal and state regulators have been insufficient. FSOC and a number of other regulators and international organizations are continuing to study the shadow banking system. Compliance with any increased regulation of nonbank credit extensions could adversely impact the implementation of our investment strategy and our returns. In an extreme eventuality, it is possible that such regulations could cause us to cease operations. In addition, the Biden Administration, along with the Democratic Congress, is taking a more active approach to economic and financial regulation than the Trump Administration, particularly to promote policy goals involving climate change, racial equity, ESG matters, cybersecurity, consumer financial protection and infrastructure. We cannot predict the ultimate content, timing or effect of legislative and/or regulatory action under the Biden Administration nor the impact of such changes on our business and operations.

Further, loans that we originate or acquire may be subject to U.S. federal, state or local laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Americans with Disabilities Act and local zoning laws. If we or TRC fail to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Jurisdictions with “one action,” “security first” and/or “antideficiency rules” may limit our ability to foreclose on a collateral property or to realize on obligations secured by a collateral property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us and our operations.

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal, state and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury and other taxation authorities. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our borrowers. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.

In the future, changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could have a materially adverse effect on our business.

We may be subject to lender liability claims and, if we are held liable under such claims, we could be subject to losses.

A number of judicial decisions have recognized the rights of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability”. Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We cannot be sure that such claims will not arise or that we will not be subject to significant liability and losses if claims of this type arise.

Insurance proceeds on a property may not cover all losses, which could result in the corresponding non-performance of or loss on our investment related to such property.

Losses of a catastrophic nature, such as those caused by hurricanes, flooding, climate change, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, including the COVID-19 pandemic, or losses from terrorism, may be uninsurable or not commercially insurable. Inflation, changes in zoning and building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds being inadequate to restore an affected property to its condition prior to a loss or to compensate for related losses. The insurance proceeds we receive as a result of losses to our collateral properties may not be adequate to restore our economic position after losses affecting our investments. Any uninsured or underinsured loss could result in the loss of cash flow from, and reduce the value of, our investments related to such properties and the ability of the borrowers under such investments to satisfy their obligations to us.

Liability relating to environmental matters may adversely impact the value of our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may be liable for environmental hazards at, or migrating from, its properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect our borrowers’ ability to refinance or sell, and the value of, our collateral. If an owner of property underlying one of our investments becomes liable for costs of removal of hazardous substances, the ability of the owner to make payments to us may be reduced. If we foreclose on a property underlying our investments, the presence of hazardous substances on the property may adversely affect our ability to sell the property and we may incur substantial remediation costs, causing us to experience losses.

We may not have control over certain of our investments.

Our ability to manage our investments may be limited by the form in which they are made. In certain situations, we may:

•    acquire or retain investments subject to rights of senior classes and servicers under intercreditor or servicing agreements;
•    acquire or retain only a minority and/or a non-controlling participation in an underlying investment;
•    pledge our investments as collateral for financing arrangements;
•    co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•    rely on independent third party management or servicing with respect to the management of a particular investment.
We may not be able to exercise control over all aspects of our investments. For example, our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, in certain circumstances we may be liable for the actions of our partners or co-venturers.

RMR LLC and our Manager, TRC, rely on information technology and systems in their respective operations, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially and adversely affect us.

RMR LLC and TRC rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees and borrower, guarantor, sponsor and investment data. If these systems experience material security or other breaches, inadequacies or interruptions of their information technology, we could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, TRC or us. RMR LLC and TRC rely on commercially available systems, software, tools and monitoring, as well as their internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential borrower, guarantor, sponsor and vendor information, such as personally identifiable information related to our borrowers, tenants and others and information regarding their and our financial accounts. RMR LLC and TRC take various actions, and incur significant costs, to maintain and protect the operation and security of their information technology and systems, including the data maintained in those systems and to continuously monitor cybersecurity protections and disclosure controls. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.

Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our cybersecurity risks are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against RMR LLC or TRC, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, TRC’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s or TRC’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s, TRC’s or our operations, or to safeguard RMR LLC’s, TRC or our business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.

We may be unable to realize the anticipated benefits or expected expense savings from the Merger.

We may be unable to realize the anticipated benefits or expected expense savings from the Merger as well as other efficiencies related to the integration of TRMT following the Merger. If we fail to effectively integrate the TRMT business, manage our expanded portfolio and obtain additional cost-effective capital to make additional investments, we may not realize the expected benefits to our business, financial condition and results of operations. In addition, we currently expect to realize annual general and administrative expense savings compared to what we and TRMT incurred in the aggregate prior to the Merger or would have incurred if the Merger had not occurred resulting from reduced corporate and administrative costs, reduced SEC filing requirements and other cost savings due to maintaining one public company rather than two public companies. In fact, we may realize less or no savings and any annual general and administrative expenses incurred may be higher than the aggregate amounts we and TRMT incurred prior to the Merger or would have incurred if the Merger had not occurred. Our failure to realize the anticipated benefits and expected expense savings from the Merger could materially adversely affect our business, financial results and stock price.

Risks Relating to our Financing
We have significant debt and expect to incur additional debt, and our governing documents contain no limit on the amount of debt we may incur.

As of December 31, 2021, our debt under our Secured Financing Facilities represented 56.6% of our total assets. Subject to market conditions and availability, we expect to incur additional debt through our Secured Financing Facilities or other repurchase or credit facilities (including term loans and revolving facilities), public and private debt issuances or financing arrangements that we may enter into in the future. The amount of leverage we use will vary depending on our available investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and our estimate of the stability of our loan portfolio’s cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others. Leverage can enhance our potential returns but can also exacerbate our losses.

Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•    our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with covenants contained in our Secured Financing Facilities, which would likely result in: (1) acceleration of such debt (and any other debt arrangements containing a cross default or cross acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all; (2) our inability to borrow unused or undrawn amounts under our Secured Financing Facilities, even if we are current in payments on borrowings under those arrangements; and/or (3) the loss of some or all of our assets to foreclosures or forced sales;
•    our debt may increase our vulnerability to adverse economic, market and industry conditions with no assurance that our investment yields will increase to match our higher financing costs;
•    we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to our shareholders or other purposes; and
•    we may not be able to refinance maturing debts.
We cannot be sure that our leverage strategies will be successful.

The duration of our debt leverage and our investments may not match.

We generally intend to structure our debt leverage so that we minimize the difference between the term of our investments and the term of the leverage we use to finance them; however, we may not succeed in doing so. In the event that our leverage is for a shorter term than our investments, we may not be able to extend or find appropriate replacement leverage, which could require us to sell certain investments before we otherwise might. In the event that our leverage is for a longer term than our investments, we may not be able to replace our investments as they mature with new investments or at all, which could negatively impact our earnings.

We intend to structure our leverage so that we minimize the difference between the index of our investments and the index of our debt leverage, by financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a floating rate or fixed rate product is not available to us on reasonable terms, we may use hedging instruments to create such a match. Our attempts to mitigate the risk of a mismatch with the duration or index of our investments and leverage will be subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, and we may not be successful.

The risks of duration mismatches are magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges; use of these asset management practices would effectively extend the duration of our investments, while our liabilities may have set maturity dates.

A failure to comply with restrictive covenants in our Secured Financing Facilities would have a material adverse effect on us, and any future financings may require us to provide additional collateral or pay down debt.

We are subject to various restrictive covenants contained in our Secured Financing Facilities and we may be subject to additional covenants in connection with future financing arrangements. Our Secured Financing Facilities require us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to tangible net worth and a minimum interest coverage ratio. Financing arrangements that we may enter into in the future may contain similar or more restrictive covenants. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we may be in default under the agreements governing the applicable arrangements, and our lenders could elect to accelerate our obligation to repurchase certain assets, declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral or enforce their rights against existing collateral. We may also be subject to cross default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral or foreclosure upon default. These covenants and restrictions could also make it difficult for us to satisfy the requirements necessary to maintain our qualification for taxation as a REIT under the IRC.

Our Secured Financing Facilities require, and the agreements governing any additional repurchase or bank credit facilities or debt arrangements that we may enter into may require, us to provide additional collateral or pay down debt.

Our Secured Financing Facilities and any additional repurchase or bank credit facilities or debt arrangements that we may enter into to finance future investments may involve the risk that the value of the investments sold by us or pledged to the provider of such repurchase or bank credit facilities or debt arrangements may decline, and, in such circumstances, we would likely be required to provide additional collateral or to repay all or a portion of the funds advanced thereunder. With respect to our Master Repurchase Facilities, UBS and Citibank, respectively, have sole discretion to determine the market value of the investments that serve as collateral under these facilities for purposes of determining whether we are required to pay margin to UBS and Citibank, respectively. Where a decline in the value of collateral, including as a result of the impact of the COVID-19 pandemic and its aftermath, results in a margin deficit, UBS and Citibank, respectively, may require us to eliminate that margin deficit through a combination of purchased asset repurchases and cash transfers to UBS and Citibank, respectively, subject to UBS’s or Citibank’s respective approval. We may not have funds available to eliminate any such margin deficit and may be unable to raise funds from alternative sources on favorable terms or at all, which would likely result in a default under any such master repurchase agreement. In the event of any such default, UBS and Citibank could accelerate our outstanding debts and terminate our ability to obtain additional advancements under the applicable master repurchase facility, and our financial condition and prospects would be materially and adversely affected. Any debt arrangements that we may enter into in the future would likely contain similar provisions. In addition, if any of our current or future lenders file for bankruptcy or become insolvent, our investments that serve as collateral under the applicable repurchase or bank credit facility or debt arrangement may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of those assets. Such an event could restrict our access to additional debt arrangements and, therefore, increase our cost of capital. Lenders under any future repurchase or bank credit facilities or debt arrangements may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets to maximum capacity, which could reduce our return on assets. If we are unable to meet any such collateral obligations, our financial condition and prospects could deteriorate rapidly.

Any default in a repurchase agreement may cause us to experience a loss.

If any counterparty to a repurchase transaction under a repurchase agreement or the counterparty to any other repurchase financing arrangement we may enter defaults on its obligation to resell the underlying asset back to us at the end of the transaction term, or if the value of the underlying asset has declined as of the end of that term, or if we default on our obligations under such repurchase agreement, we may incur a loss on such repurchase transactions.

Risks Relating to our Relationships with TRC and RMR LLC

We are dependent upon our Manager, TRC, and its personnel. We may be unable to find suitable replacements if our management agreement is terminated.

We do not have an office separate from TRC and do not have any employees. Our executive officers also serve as officers of TRC and of RMR LLC. TRC itself has limited resources and is dependent upon facilities and services available to TRC under its shared services agreement with RMR LLC. TRC is not obligated to dedicate any specific personnel exclusively to us, and RMR LLC is not obligated to dedicate any specific personnel to TRC for services for us or otherwise. Although TRC is not currently providing management services to any other mortgage REIT, it may in the future provide management services to other mortgage REITs or to other clients that compete with us. Our officers are not obligated to dedicate any specific portion of their time to our business. Our officers have responsibilities for other companies to which RMR LLC provides management services and may in the future have responsibilities for other companies to which TRC may provide management services. As a result, our officers may not always be able to devote sufficient time to the management of our business, and we may not receive the level of support and assistance that we would receive if we were internally managed or if we had different management arrangements. The term of our management agreement renews for successive one-year periods, subject to non-renewal in accordance with the agreement. If our management agreement or TRC’s shared services agreement with RMR LLC is terminated and no suitable replacement is found, we may not be able to continue in business.

TRC has broad discretion in operating our day to day business.

TRC is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying investments that will be appropriate for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities, investments and financing arrangements, but our Board of Trustees does not review or approve each decision made by TRC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by TRC. TRC may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.

Our management structure and agreements and relationships with TRC and RMR LLC and RMR LLC’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.

We are subject to conflicts of interest arising out of our relationship with TRC, RMR LLC, their affiliates and entities to which they provide management services. TRC is a subsidiary of RMR LLC, which is the majority owned operating subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc., an officer and employee of RMR LLC and a director of TRC. He is also a managing director or managing trustee of all the other public companies to which RMR LLC or its subsidiaries provide management services, including us.

Matthew P. Jordan, our other Managing Trustee, is a director and the president and chief executive officer of TRC and an officer of RMR LLC and RMR Inc. Thomas J. Lorenzini, our President, and G. Douglas Lanois, our Chief Financial Officer and Treasurer, are each an officer of RMR LLC and an officer and employee of TRC. Prior to the Merger, Messrs. Portnoy and Jordan were also TRMT’s managing trustees, and Messrs. Lorenzini and Lanois also served as president and chief financial officer and treasurer, respectively, of TRMT. Messrs. Portnoy, Jordan, Lorenzini and Lanois have duties to RMR LLC and to TRC, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Joseph L. Morea and Jeffrey P. Somers, two of our Independent Trustees, previously served as independent trustees of TRMT. In addition, John L. Harrington, who resigned from our Board of Trustees at the Effective Time of the Merger, previously served as an independent trustee of TRMT.

TRC, RMR LLC, their affiliates and the entities to which they provide management services are generally not prohibited from competing with us. In addition, TRC, RMR LLC and their subsidiaries may sponsor or manage other funds, REITs or other entities, including entities that make investments similar to the investments we make, and including entities in which TRC or its affiliates or personnel may have a controlling, sole or substantial economic interest. TRC regularly provides mortgage brokerage services, originating and arranging CRE loans between borrowers and other lenders. As a result, conflicts of interests may exist for TRC, RMR LLC and their affiliates with respect to the allocation of investment opportunities. In our management agreement, we specifically acknowledge these conflicts of interest and agree that TRC, RMR LLC and their affiliates may resolve such conflicts in good faith and in their fair and reasonable discretion and may allocate investments, including those within our investment objectives, to RMR LLC and its other clients, including clients in which TRC, its affiliates or their personnel may have a controlling, substantial economic or other interest. Accordingly, we may lose investment opportunities to, and may compete for investment opportunities with, other businesses managed by TRC, RMR LLC or their subsidiaries. In addition to the fees payable to TRC under our management agreement, TRC and its affiliates may benefit from other fees paid to it in respect of our investments. For example, if we securitize some of our CRE loans, TRC or its affiliates may act as the collateral manager for such securitizations. In any of these or other capacities, TRC and its affiliates may receive fees for their services if approved by a majority of our Independent Trustees. In the case of a conflict involving the allocation of investment opportunities among advisory clients of TRC, TRC will endeavor to allocate such investment opportunities in a fair and equitable manner, consistent with TRC’s allocation policies, taking into account such factors as it deems appropriate. With respect to mortgage loan investments, which are the only types of investment opportunity that may be appropriate for more than one advisory client of TRC, TRC has established an investment committee that is responsible for evaluating mortgage loan origination opportunities and making determinations as to whether to move forward with funding a loan, taking into account advisory clients’ investment considerations. In circumstances in which an investment opportunity, after taking into account advisory clients’ investment considerations, is deemed appropriate for more than one advisory client, TRC will generally allocate such opportunity on a rotational basis. Prior to the Merger, TRC provided management services to TRMT. Since the consummation of the Merger, we are the only mortgage REIT to which TRC is providing management services, but TRC may provide management services to other mortgage REITs in the future.

In addition, we may in the future enter into additional transactions with TRC, RMR LLC, their affiliates or entities managed by them or their subsidiaries. In particular, we may provide financing to entities managed by TRC, RMR LLC or their subsidiaries, or co-invest with, purchase assets from, sell assets to or arrange financing from any such entities. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2021, Mr. Portnoy beneficially owned, in aggregate, 6.9% of our outstanding common shares (including through our Manager), 6.2% of AlerisLife Inc.'s (formerly known as Five Star Senior Living Inc.) outstanding common stock (including through ABP Trust), 1.2% of Industrial Logistics Properties Trust’s outstanding common shares, 1.5% of Office Properties Income Trust’s outstanding common shares, 1.1% of Diversified Healthcare Trust’s outstanding common shares, 1.1% of Service Properties Trust’s outstanding common shares and 4.4% of TravelCenters of America Inc.’s outstanding common shares (including through RMR LLC). Our executive officers may also own equity investments in other companies to which TRC, RMR LLC or their subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which

RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

We cannot be sure that our Code of Conduct, governance guidelines, investment allocation policy or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.

Our management agreement’s fee and expense structure may not create proper incentives for TRC, our Manager.

We are required to pay TRC base management fees regardless of the performance of our loan portfolio. TRC’s entitlement to a base management fee that is not based upon our performance or results might reduce its incentive to devote its time and effort to seeking investments that provide attractive, risk adjusted returns for us. Because the base management fees are also based in part on our outstanding equity, TRC may be incentivized to advance strategies that increase our equity capital. Increasing our equity capital through the sale of our common shares will likely be dilutive to our existing shareholders and may not improve returns for those shareholders or the market price of our common shares. In addition, TRC may earn incentive fees each quarter based on our Distributable Earnings in a specified period in excess of a specified return. This may create an incentive for TRC to invest in assets with higher yield potential, which are generally riskier or more speculative, or to sell assets prematurely for a gain in an effort to increase our near term net income and thereby increase the incentive fees to which TRC is entitled. This incentive fee formula may encourage TRC to recommend investments or take other actions which result in losses to us. In addition, we are required to pay or to reimburse TRC for all costs and expenses of our operations (other than the costs of TRC’s employees who provide services to us), including, but not limited to, the costs of rent, utilities, office furniture, equipment, machinery, facilities and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, personnel and support shared by TRC and other costs and expenses not specifically required under our management agreement to be borne by TRC, and other costs our Independent Trustees may agree to. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between TRC and RMR LLC. We are also obligated to pay our pro rata share of RMR LLC’s costs for providing our internal audit function. Our obligation to reimburse TRC for certain shared services costs may reduce TRC’s incentive to efficiently manage those costs, which may increase our costs.

Our management agreement is between related parties and its terms may be less favorable to us than if they had been negotiated on an arm’s length basis with an unrelated party.

Our management agreement is between related parties and its terms, including the fees payable to TRC, may be less favorable to us than if they had been negotiated on an arm’s length basis with an unrelated party. Pursuant to the terms of our management agreement, we are required to reimburse TRC for the fees and other costs it pays to RMR LLC for shared services RMR LLC provides with respect to us. Because of the relationships among TRC and RMR LLC and us, the terms of our management agreement were not negotiated on an arm’s length basis, and we cannot be sure that these terms are as favorable to us as they would have been if they had been negotiated on an arm’s length basis with an unrelated party.

Terminating our management agreement without a cause event may be difficult and will require our payment of a substantial termination fee.

Termination of our management agreement without a cause event will be difficult and costly. We may not terminate our management agreement during its initial term through December 31, 2023. Our Independent Trustees will review TRC's performance and the management fees annually and, following the initial term ending December 31, 2023, our management agreement may be terminated annually without a cause event upon the affirmative vote of at least two-thirds of our Independent Trustees based upon a determination that: (1) TRC’s performance is unsatisfactory and materially detrimental to us; or (2) the base management fee and incentive fee, taken as a whole, payable to TRC are not fair to us (in the case of (2), provided that TRC will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). We will be required to provide TRC with 180 days’ prior written notice of any such termination.

Additionally, in the event our management agreement is terminated by us without a cause event or by TRC for a material breach, we will be required to pay TRC a termination fee equal to (i) three times the sum of (a) the average annual base management fee and (b) the average annual incentive fee, in each case paid or payable to TRC during the twenty-four (24) month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such two year period based on such fees earned by TRC during such period, plus (ii) $1.6 million. Additionally, in connection with the Merger and the termination of TRMT’s management agreement with TRC, we agreed that certain of the expenses TRC had paid pursuant to such management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with TRC. These provisions increase the cost to us of terminating our management agreement and adversely affect our ability to terminate TRC or not renew our management agreement without a cause event. These terms of our management agreement may discourage a change in our control, including a change of control of us, which might result in payment of a premium for our common shares.

TRC does not guaranty our performance; moreover, we could experience poor performance or losses for which TRC would not be liable. TRC’s liability is limited under our management agreement, and we have agreed to indemnify TRC against certain liabilities.

TRC maintains a contractual as opposed to a fiduciary relationship with us. TRC does not guaranty our performance. Pursuant to our management agreement, TRC does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our Board of Trustees in following or declining to follow its advice or recommendations. We could experience poor performance or losses for which TRC would not be liable. Under the terms of our management agreement, TRC and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel will not be liable to us or any of our Trustees, shareholders or subsidiaries for any acts or omissions related to the provision of services to us under our management agreement, except by reason of acts or omissions that are proved to constitute bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of TRC under our management agreement. In addition, under the terms of our management agreement, we agree to indemnify, hold harmless and advance expenses to TRC and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel from and against all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever, including all reasonable attorneys’, accountants’, and experts’ fees and expenses, arising from acts or omissions related to the provision of services to us or the performance of any matter pursuant to an instruction by our Board of Trustees, except to the extent it is proved that such acts or omissions constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of TRC under our management agreement. Such persons will also not be liable for trade errors that may result from ordinary negligence, including errors in the investment decision making or trade process.

TRC may change its processes for identifying, evaluating and managing investments and the personnel performing those functions for us without our or our shareholders’ consent at any time.

TRC may change its personnel and processes for identifying, evaluating and managing investments for us without our or our shareholders’ consent at any time. In addition, we cannot be sure that TRC will follow its processes. Changes in TRC’s personnel and processes may result in fewer investment opportunities for us, inferior diligence and underwriting standards or adversely affect the collection of payments on, and the preservation of our rights with respect to, our investments, any of which may adversely affect our operating results.

Our management agreement permits our Trustees and officers, TRC and its affiliates, including RMR LLC, and their respective directors, trustees, officers, agents and employees to retain business opportunities for their own benefit and to compete with us.

In recognition of the fact that our Trustees and officers, TRC and its affiliates, including RMR LLC, and their respective directors, trustees, officers, agents and employees may engage in other activities or lines of business similar to those in which we engage, our management agreement provides that if such a person acquires knowledge of a potential business opportunity, we renounce, on our behalf and on behalf of our subsidiaries, any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted by Maryland law. Accordingly, to the maximum extent permitted by Maryland law: (1) no such person is required to present, communicate or offer any business opportunity to us or any subsidiaries; and (2) such persons, on their own behalf and on behalf of TRC, any affiliate of such person or TRC and any other person to which such person, RMR LLC or any of their subsidiaries provide management services, will have the right to hold and exploit any business opportunity, or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person other than us. Consequently, our management agreement permits our Trustees and officers and TRC and its affiliates, including RMR LLC, to engage in activities that compete with us.

Disputes with TRC may be referred to binding arbitration, which follow different procedures from in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.

Our management agreement with TRC provides that any dispute arising thereunder will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against TRC, if we or any other parties against whom the claim is made unilaterally demand the matter be resolved by arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.

We may be at an increased risk for dissident shareholder activities and shareholder litigation due to perceived conflicts of interest arising from our management structure and relationships.

Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with TRC, RMR LLC, their affiliates and entities to which they provide management services, Adam D. Portnoy and other related persons of RMR LLC may precipitate such activities. Shareholder litigation and dissident shareholder activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.

TRC is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

TRC is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. TRC could be subject to civil liability, criminal liability or sanction, including revocation of its registration as an investment adviser, censures, fines or temporary suspension or permanent bar from conducting business, if it is found to have violated any of the laws or regulations governing investment advisers. Any such liability or sanction could adversely affect TRC’s ability to manage our business. TRC must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of conflicts of interest. TRC has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if TRC fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

Risks Relating to our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust prohibits any shareholder, other than TRC, RMR LLC and their respective affiliates (as defined) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change of control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•    the division of our Trustees into three classes, with the term of one class expiring each year;
•    limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;
•    the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;
•    shareholder voting standards which require a supermajority of shares for approval of certain actions;
•    the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;
•    required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “managing trustees” and other Trustees be “independent trustees,” as defined in our governing documents;

•    limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;
•    limitations on the ability of our shareholders to remove our Trustees;
•    the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change of control of us) and issue additional common shares;
•    restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and
•    the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
As changes occur in the marketplace for corporate governance policies, the above provisions may change, be removed, or new ones may be added.
Our rights and the rights of our shareholders to take action against our Trustees and officers are limited.

Our declaration of trust limits the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our declaration of trust and indemnification agreements require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders’ recourse in the event of actions not in their best interest.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a judicial forum they deem favorable for disputes with us or our Trustees, officers, manager, agents or employees.

Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of our shareholders or shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to maintain our qualification for taxation as a REIT, investments, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of investments which we seek to make, may increase our exposure to interest rate risk, CRE lending market fluctuations and liquidity risk.

Our intention to remain exempt from registration under the 1940 Act imposes limits on our operations.

We conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. We may conduct our business, in whole or in part, through wholly or majority owned subsidiaries. Under Section 3(a)(1)(C) of the 1940 Act, the securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through subsidiaries. In addition, the assets we may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or if one or more of our subsidiaries fails to maintain an exception or exemption from the 1940 Act, we could, among other things, be required to either: (1) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act; or (2) register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our common shares. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

Failure to maintain our exemption from registration under the 1940 Act also would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the 1940 Act, we would not be able to enter into transactions with any of our affiliates if we were required to register as an investment company under the 1940 Act, and we might be required to terminate our management agreement with TRC and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts might be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We expect that we and certain of our subsidiaries that we may form in the future will rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate”. This exemption generally requires that at least 55% of our or each of our applicable subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of our or each of our applicable subsidiaries’ portfolios must be comprised of qualifying real estate assets and real estate related assets under the 1940 Act. To the extent that we or any of our subsidiaries rely on Section 3(c)(5)(C) of the 1940 Act, we expect to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate related assets. However, the SEC’s guidance is more than 30 years old and was issued in accordance with factual situations that may be different from ours.

We cannot be sure that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exemption from registration under the 1940 Act. If we are required to re-classify our assets we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying real estate assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments, and these limitations could result in one of our subsidiaries holding assets we might wish to sell or selling assets we might wish to hold.

The SEC has not published guidance with respect to the treatment of CMBS for purposes of the Section 3(c)(5)(C) exemption. Unless we receive further guidance from the SEC or its staff with respect to CMBS, we intend to treat CMBS as a real estate related asset.

We or certain of our subsidiaries may also rely on the exemption provided by Section 3(c)(6) of the 1940 Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) of the 1940 Act and any future guidance published by the staff may require us to adjust our strategy and our assets accordingly. While we refer generally to “exemption” in this discussion of Section 3(a) and Section(c) of the 1940 Act, each of the above referenced provisions technically provides companies with an exclusion from the definition of “investment company” under the 1940 Act, allowing companies to avoid registration as an investment company under the 1940 Act. We intend to structure and conduct our business in a manner that does not require our or our subsidiaries’ registration under the 1940 Act and, in so structuring and conducting our business, we may rely on any available exemption from registration, or exclusion from the definition of “investment company,” under the 1940 Act.

We determine whether an entity is one of our majority owned subsidiaries. The 1940 Act defines a majority owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own a majority of the outstanding voting securities as majority owned subsidiaries for purposes of the 40% test described above. We have not requested the SEC to approve our treatment of any of our subsidiaries as a majority owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more of our subsidiaries as majority owned subsidiaries, we might need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy or assets could have a material adverse effect on us.

We cannot be sure that the laws and regulations governing the 1940 Act status of REITs, including the SEC or its staff providing new or more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to: (1) change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act; (2) sell our assets in a manner that, or at a time when, we would not otherwise choose to do so; or (3) register as an investment company, any of which could negatively affect the value of our common shares, the sustainability of our business, and our ability to make distributions, which could have an adverse effect on our business and the market price for our common shares.

Risks Relating to Taxation

Our failure to remain qualified for taxation as a REIT under the IRC could have significant adverse consequences.

As a REIT, we generally do not pay federal or most state income taxes as long as we distribute all of our REIT taxable income and meet other qualifications set forth in the IRC. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be sure that the IRS, upon review or audit, will agree with this conclusion. Furthermore, we cannot be sure that the federal government, or any state or other taxation authority, will continue to afford favorable income tax treatment to REITs and their shareholders. Maintaining our qualification for taxation as a REIT under the IRC will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we may be subject to material amounts of federal and state income taxes, our cash available for distribution to our shareholders could be reduced and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.

REIT distribution requirements could adversely affect us and our shareholders.

We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may experience timing and other differences, for example on account of income and expense accrual principles under U.S. federal income tax laws, or on account of repaying outstanding indebtedness, whereby our available cash is less than, or does not otherwise correspond to, our taxable income. In addition, the IRC requires that income be taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the IRC. As a result, from time to time we may not have sufficient cash to meet our REIT distribution requirements. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.

We may in the future choose to pay dividends in our common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends that they receive.

We may in the future distribute taxable dividends that are payable in part in shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to these dividends in excess of the cash dividends received. If a shareholder sells our common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common shares at the time of the sale. Furthermore, with respect to some non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to these dividends, including in respect of all or a part of the dividend that is payable in our common shares. In addition, if a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on dividends paid in our common shares, then that may put downward pressure on the trading price of our common shares.

Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends.”

Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced U.S. federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.

Even if we remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to remain qualified for taxation as a REIT under the IRC.

We may originate or acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets specified requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test applicable to REITs. We may originate or acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor requirements and the IRS successfully challenges the loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, then we could fail to remain qualified for taxation as a REIT under the IRC.

We may fail to remain qualified for taxation as a REIT under the IRC if the IRS successfully challenges the treatment of our mezzanine loans as debt for federal income tax purposes or successfully challenges the treatment of our preferred equity investments as equity for federal income tax purposes.

There is limited case law or administrative guidance addressing the treatment of mezzanine loans and preferred equity investments as debt or equity for federal income tax purposes. We expect that mezzanine loans that we may originate or acquire generally will be treated as debt for federal income tax purposes, and preferred equity investments that we may make generally will be treated as equity for federal income tax purposes, but we do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for federal income tax purposes. If a mezzanine loan is treated as equity for federal income tax purposes, we will be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan and we will be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owns nonqualifying assets or earns nonqualifying income, we may not be able to satisfy all of the REIT gross income and asset tests. Alternatively, if the IRS successfully asserts a preferred equity investment is debt for federal income tax purposes, then that investment may be treated as a nonqualifying asset for purposes of the 75% asset test and as producing nonqualifying income for the 75% gross income test. In addition, such an investment may be subject to the 10% value test and the 5% asset test, and it is possible that a preferred equity investment that is treated as debt for federal income tax purposes could cause us to fail one or more of the foregoing tests. Accordingly, we could fail to remain qualified for taxation as a REIT under the IRC if the IRS does not respect our classification of our mezzanine loans or preferred equity for federal income tax purposes.

The failure of assets subject to our secured financing agreements to qualify as real estate assets could adversely affect our ability to remain qualified for taxation as a REIT under the IRC.

We have entered into secured financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell assets to the counterparty and simultaneously enter into agreements to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant to the agreement. We believe that we will be treated for REIT asset and income test purposes as the owner of the assets that are the subject of sale and repurchase agreements, notwithstanding that we may transfer record ownership of the assets to the counterparty during the term of an agreement. It is possible, however, that the IRS may assert that we did not own the assets during the term of the applicable sale and repurchase agreement, in which case our qualification for taxation as a REIT may be jeopardized.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the IRC substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification for taxation as a REIT under the IRC. As a result, a qualifying hedge transaction will neither assist nor hinder our compliance with the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of both of these gross income tests. As a result of these rules, we may limit our use of advantageous hedging techniques or implement some hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in the hedged items than we might otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

We may be required to report taxable income from particular investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. Though the discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates, the amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is generally reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on commercial mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Moreover, some of the CMBS that we might acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such CMBS will be made. If such CMBS turns out not to be fully collectable, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

Finally, in the event that any debt instruments or CMBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate CMBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectable, and the utility of that deduction could depend on our having taxable income in that later year or thereafter.

If we own assets or conduct operations that generate “excess inclusion income” outside of a TRS, doing so could adversely affect shareholders’ taxation and could cause our common shares to become ineligible for inclusion in leading market indexes.

Some leading market indexes exclude companies whose dividends to shareholders constitute UBTI. For purposes of the IRC, shareholder dividends attributable to a REIT’s “excess inclusion income” are treated as UBTI to specified investors, and thus REITs that generate excess inclusion income are generally not eligible for inclusion in these market indexes. Furthermore, REIT dividends attributable to excess inclusion income cause both the REIT and its shareholders to experience a range of disruptive and adverse U.S. federal income tax consequences, including the recognition of UBTI by specified tax-exempt shareholders, the unavailability of treaty benefits to non-U.S. shareholders and the unavailability of net operating losses to offset such income with respect to U.S. taxable shareholders. We do not intend to acquire assets or enter into financing or other arrangements that will produce excess inclusion income for our shareholders. As a result, we may forgo investment or financing opportunities that we would otherwise have considered attractive or implement these arrangements through a TRS, which would increase the cost of these activities because TRSs are subject to U.S. federal income tax. Furthermore, our analysis regarding our investments’ or activities’ potential for generating excess inclusion income could be subject to challenge or we could affirmatively modify our position regarding the generation of excess inclusion income in the future. In either case, our shareholders could suffer adverse tax consequences through the recognition of UBTI or the other adverse consequences that flow from excess inclusion income. Furthermore, in such an event, our common shares could become ineligible for inclusion in those market indexes that exclude UBTI-generating stock, which could adversely affect demand for our common shares and their market price.

The tax on prohibited transactions limits our ability to engage in transactions, including some methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions at a gain of property, other than foreclosure property but including mortgage loans, held primarily for sale to customers in the ordinary course of business. If we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes, those sales could be viewed as sales to customers in the ordinary course of business and to that extent subject to the 100% tax. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in particular sales of loans or we may limit the structures used for dispositions or securitization transactions, even though the sales or structures might otherwise be beneficial to us.

We may incur adverse tax consequences if TRMT failed to qualify for taxation as a REIT under the IRC prior to the Merger.

We received an opinion from TRMT’s counsel that TRMT was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the IRC prior to the Merger. If, contrary to that opinion, TRMT failed to qualify for taxation as a REIT under the IRC, then we may inherit significant tax liabilities as a result of the Merger because, as the successor by merger to TRMT, we would generally inherit any corporate income tax liabilities of TRMT, including penalties and interest.

If it is determined that TRMT failed to satisfy one or more of the REIT qualification requirements prior to the Merger, the IRS might allow us, as successor, to utilize remedial provisions under the IRC to remediate the REIT compliance failure. However, if and to the extent remedial provisions are available to us to address any REIT qualification matter stemming from the periods prior to the Merger, we may have to expend significant resources in connection with such remediation, including, among other things: (a) required distribution payments to shareholders and associated interest payments to the IRS; and (b) tax and interest payments to the IRS and state and local tax authorities.

TRMT’s failure to qualify for taxation as a REIT under the IRC for the period prior to or including the Merger and our efforts to remedy any such failure could have a material adverse effect on our financial condition and results of operations.

Risks Relating to our Securities

Our distributions to our shareholders may be reduced or eliminated and the form of payment could change.

In January 2022, our Board of Trustees declared a quarterly distribution of $0.25 per common share. We intend to continue to make regular quarterly distributions to our shareholders, but we may not be able to increase or maintain such a distribution rate for various reasons, including:

•    our ability to sustain or increase the rate of distributions may be adversely affected if any of the risks described in our Annual Report on Form 10-K occur, including the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

•    we may not have enough cash to pay such distributions as a result of changes in our cash requirements, cash flow or financial position;

•    our making of distributions is subject to restrictions contained in the agreements governing our debt and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under the agreements governing our debt, we may be limited or in some cases prohibited from making distributions to our shareholders; and

•    the timing, amount and form of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to our historical and projected income, our Distributable Earnings and Adjusted Distributable Earnings, our expectations of future capital requirements and operating performance and our expected needs for cash to pay our obligations and fund our investments, requirements to maintain our qualification for taxation as a REIT and limitations in our Secured Financing Facilities.

For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.

Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares to our shareholders, as permitted by the applicable tax rules.

Changes in market conditions could adversely affect the value of our securities.

As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time. We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve had indicated that it did not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. However, the U.S. Federal Reserve has indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. The timing, number and amount of any future interest rate increases are uncertain. If the U.S. Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.

We may use future debt leverage to pay distributions to our shareholders.

If our earnings are at any time insufficient to fund distributions to our shareholders at the level which may in the future be established by our Board of Trustees, we may pay distributions to our shareholders with the proceeds of borrowings or other leverage or from sales of our assets. The use of borrowings or sale proceeds for distributions may dilute our shareholders’ ownership interests in us. In addition, funding distributions to our shareholders from our future borrowings or asset sales may constitute a return of capital to our investors, which would have the effect of reducing our shareholders’ bases in our common shares.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our principal executive and administrative offices which are located at Two Newton Place, 255 Washington Street, Newton, MA 02458-1634. We do not own any real property.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation that we expect to have a material adverse effect on our business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: SEVN).
As of February 14, 2022, there were 72 shareholders of record of our common shares.
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the year ended December 31, 2021.

Calendar Month	Number of Shares Purchased (1)	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	5,349	$10.32	—	$—
November 2021	181	10.43	—	—
Total/Average	5,530	$10.32	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former and current officers and employees of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market values based upon the closing prices of our common shares on Nasdaq on those dates.

Item 6. Reserved
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K (dollars in thousands, except per share data).
OVERVIEW
On January 5, 2021, the SEC issued the Deregistration Order granting our request to deregister as an investment company under the 1940 Act. As a result, we changed our SEC registration to a reporting company under the Exchange Act. The issuance of the Deregistration Order enabled us to proceed with full implementation of our new business mandate to operate as a REIT that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional CRE. As a result of these changes to our business, we have not provided a comparison of our financial condition, any changes to financial conditions and results of operations to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders. The discussion herein is principally limited to our operations during the period following the SEC’s issuance of the Deregistration Order on January 5, 2021 to December 31, 2021. The results of operations from January 1, 2021 through January 4, 2021 were not material to our consolidated financial statements and have not been presented or discussed separately, but they are included in our results of operations for the year ended December 31, 2021.

Under our new business mandate of originating and investing in first mortgage loans secured by middle market and transitional CRE, we define middle market CRE as commercial properties that have values up to $100,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. These assets are classified as loans held for investment in our consolidated balance sheet. Loans held for investment are reported at cost, net of any unamortized loan fees, origination costs, premiums or discounts, as applicable, unless the assets are deemed impaired.

Our Manager is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. We believe that our Manager provides us with significant experience and expertise in investing in middle market and transitional CRE.

Merger with Tremont Mortgage Trust

On April 26, 2021, we and TRMT entered into the Merger Agreement, pursuant to which TRMT merged with and into us, with us continuing as the surviving entity. The purchase price, based on the per share closing price of our common shares on September 30, 2021 of $10.31 per share, was $169,150, including the assumption of $128,962 outstanding under the Citibank Master Repurchase Facility and closing costs of $6,160 and assumed working capital of $10,146. Pursuant to the terms of the Merger Agreement and the Letter Agreement, TRMT shareholders received 0.516 of our newly issued common shares, with cash paid in lieu of fractional shares.

For further information regarding the Merger, see Part I, Item 1, "Business" and the Notes 1, 5, 6, 7, 10 and 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity or otherwise render the virus reasonably manageable, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. As a result, we are unable to determine what the ultimate impact will be on our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward-Looking Statements" and Part I, Item 1A, “Risk Factors”.

Non-GAAP Financial Measures

We present Distributable Earnings, Adjusted Distributable Earnings and Adjusted Book Value per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. Distributable Earnings and Adjusted Distributable Earnings do not represent net income or cash generated from operating activities and should not be considered as alternatives to net income determined in accordance with U.S. generally accepted accounting principles, or GAAP, or indications of our cash flows from operations determined in accordance with GAAP, measures of our liquidity or operating performance or indications of funds available for our cash needs. In addition, our methodologies for calculating Distributable Earnings and Adjusted Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings and Adjusted Distributable Earnings may not be comparable to the distributable earnings and adjusted distributable earnings as reported by other companies.

We believe that Adjusted Book Value per common share is a meaningful measure of our capital adequacy because it excludes the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and which we acquired as a result of the Merger over the consideration we paid in the Merger. Adjusted Book Value per common share does not represent book value per common share or alternative measures determined in accordance with GAAP. Our methodology for calculating Adjusted Book Value per common share may differ from the methodologies employed by other companies to calculate the same or similar supplemental capital adequacy measures; therefore, our Adjusted Book Value per common share may not be comparable to the adjusted book value per common share reported by other companies.

We elected to be taxed as a REIT under the IRC effective for our 2020 taxable year. In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings and Adjusted Distributable Earnings may be useful indicators of distributions to our shareholders and are measures that are considered by our Board of Trustees when determining the amount of distributions. We believe that Distributable Earnings and Adjusted Distributable Earnings provide meaningful information to consider in addition to net income and cash flows from operating activities determined in accordance with GAAP. These measures help us to evaluate our performance excluding the effects of certain transactions, the variability of any management incentive fees that may be paid or payable and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is used in determining the amount of base management and management incentive fees payable by us to our Manager under our management agreement.

Distributable Earnings and Adjusted Distributable Earnings

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

We define Adjusted Distributable Earnings as Distributable Earnings, excluding the effects of certain non-recurring transactions.

Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share

The table below calculates our book value per common share and demonstrates how we calculate Adjusted Book Value per common share:

December 31, 2021
Shareholders' equity	$257,694
Total outstanding common shares	14,597
Book value per common share	$17.65
Unaccreted purchase discount per common share	1.20
Adjusted Book Value per common share (1)	$18.85
(1)Adjusted Book Value per common share is a non-GAAP financial measure that excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and which we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of December 31, 2021, the unaccreted purchase discount was $17,391.

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Number of loans	26	5
Total loan commitments	$648,266	$111,720
Unfunded loan commitments (1)(2)	$57,772	$18,857
Principal balance (2)	$590,590	$92,863
Carrying value	$570,780	$91,879
Weighted average coupon rate	4.54%	5.08%
Weighted average all in yield (3)	5.08%	5.71%
Weighted average LIBOR floor	0.68%	0.78%
Weighted average maximum maturity (years) (4)	3.8	4.2
Weighted average risk rating	2.9	3.0
Weighted average LTV (5)	68%	68%

(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)    The principal balance at December 31, 2021 includes $96 of capitalized interest that does not reduce the amount of unfunded loan commitments.
(3)     All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(4)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(5)    LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details

The table below details our loan portfolio as of December 31, 2021:

Location		Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
St. Louis, MO	(4)	Office	12/19/2018	$29,500	$28,421	L + 3.25%	L + 3.74%	12/19/2023	72%	2
Coppell, TX	(4)	Retail	02/05/2019	19,615	19,615	L + 3.50%	L + 4.24%	02/12/2022	73%	3
Yardley, PA	(4)	Office	12/19/2019	14,900	14,265	L + 3.75%	L + 4.47%	01/24/2025	75%	4
Allentown, PA	(4)	Industrial	01/24/2020	10,350	10,350	L + 3.50%	L + 3.89%	01/24/2025	67%	3
Dublin, OH	(4)	Office	02/18/2020	22,820	21,735	L + 3.75%	L + 4.82%	02/18/2023	33%	2
Downers Grove, IL		Office	09/25/2020	30,000	29,500	L + 4.25%	L + 4.69%	11/25/2024	67%	3
Durham, NC		Lab	12/17/2020	21,500	13,500	L + 4.35%	L + 5.06%	12/17/2025	57%	3
Los Angeles, CA		Retail	12/17/2020	24,600	18,374	L + 4.25%	L + 5.06%	12/17/2024	67%	3
Aurora, IL		Office / Industrial	12/18/2020	16,500	14,710	L + 4.35%	L + 5.04%	12/18/2024	73%	3
Miami, FL		Office	01/19/2021	10,900	10,900	L + 4.50%	L + 5.47%	01/19/2025	68%	2
Olmstead Falls, OH		Multifamily	01/28/2021	54,575	45,820	L + 4.00%	L + 4.64%	01/28/2026	63%	3
Colorado Springs, CO		Office / Industrial	04/06/2021	34,275	29,642	L + 4.50%	L + 5.03%	04/06/2025	73%	3
Londonderry, NH		Industrial	04/06/2021	39,240	34,391	L + 4.00%	L + 4.62%	04/06/2026	73%	3
Westminster, CO	(4)	Office	05/25/2021	15,250	13,506	L + 3.75%	L + 4.25%	05/25/2026	66%	3
Plano, TX		Office	07/01/2021	27,385	24,935	L + 4.75%	L + 5.18%	07/01/2026	78%	3
Portland, OR		Multifamily	07/09/2021	19,688	19,688	L + 3.57%	L + 3.97%	07/09/2026	75%	3
Portland, OR	(4)	Multifamily	07/30/2021	13,400	13,400	L + 3.57%	L + 4.01%	07/30/2026	71%	3
Seattle, WA		Multifamily	08/16/2021	12,500	12,229	L + 3.55%	L + 3.89%	08/16/2026	70%	3
Dallas, TX	(4)	Office	08/25/2021	50,000	43,450	L + 3.25%	L + 3.64%	08/25/2026	72%	3
Sandy Springs, GA		Retail	09/23/2021	16,488	14,821	L + 3.75%	L + 4.11%	09/23/2026	72%	3
Carlsbad, CA		Office	10/27/2021	24,750	23,740	L + 3.25%	L + 3.59%	10/27/2026	78%	3
Bellevue, WA		Office	11/05/2021	21,000	20,000	L + 3.85%	L + 4.19%	11/05/2026	68%	3
Ames, IA		Multifamily	11/15/2021	18,000	17,680	L + 3.80%	L + 4.13%	11/15/2026	71%	3
Downers Grove, IL		Office	12/09/2021	23,530	23,530	L + 4.25%	L + 4.57%	12/09/2026	72%	3
West Bloomfield, MI		Retail	12/16/2021	42,500	37,388	L + 3.85%	L + 4.66%	12/16/2024	59%	3
Summerville, SC		Industrial	12/20/2021	35,000	35,000	L + 3.50%	L + 3.82%	12/20/2026	70%	2
Total/weighted average				$648,266	$590,590	L + 3.86%	L + 4.39%		68%	2.9
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

As of December 31, 2021, we had $648,266 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 26 first mortgage loans. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are some of the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Further, although economic activity in the United States has improved significantly from the low points during the pandemic to date, certain industries have not recovered to their pre-pandemic positions. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligation owed and due to us as currently scheduled. As of December 31, 2021, we had one loan representing approximately 2% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk”.

All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.

As of February 14, 2022, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

We did not have any impaired loans, non-accrual loans or loans in default as of December 31, 2021; thus, we did not record a reserve for loan loss as of that date. However, depending on the duration and severity of the COVID-19 pandemic and any resulting economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis.

For further information regarding our risk rating policy, see Notes 3 and 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. For further information regarding the risks associated with our loan portfolio, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Financing Activities

On February 18, 2021, one of our wholly owned subsidiaries entered into the UBS Master Repurchase Agreement and on September 30, 2021, in conjunction with the Merger, we assumed the Citibank Master Repurchase Facility, which was pursuant to the Citibank Master Repurchase Agreement, and was amended to, among other things, change the guarantor under the Citibank Master Repurchase Facility from TRMT to us.

On November 9, 2021, one of our wholly owned subsidiaries entered into the BMO Loan Program Agreement with BMO as administrative agent for the lenders for the BMO Facility, an uncommitted credit facility in the maximum principal amount of $100 million. Loans issued under the BMO Facility may be used to fund new mortgage loan originations and/or fund future funding obligations under existing and new mortgage loans pursuant to separate facility loan agreements, or the BMO Facility Loan Agreements. Loans issued under the BMO Facility will be coterminous with the pledged mortgage loan investments, are not subject to margin calls and allow for up to an 80% advance rate, subject to certain loan to cost and loan to value limits. Interest on advancements under the BMO Facility will be calculated at SOFR plus a premium. Loans issued under the BMO Facility are secured by a security interest and collateral assignment of the underlying loans to our borrowers which are secured by real property underlying such loans. Pursuant to the BMO Loan Program Agreement, one of our wholly owned subsidiaries will pay an upfront fee equal to a percentage of the aggregate amount of the facility loan, such percentage to be determined at the time of lenders’ approval of the BMO Facility Loan Agreement. Interest on advancements under the BMO Facility is calculated at SOFR plus a premium. For further information regarding our Secured Financing Facilities, see Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The table below is an overview of our Secured Financing Facilities as of December 31, 2021:

	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Master Repurchase Facilities
UBS Master Repurchase Facility	02/18/2024	$167,928	$24,072	$192,000	$225,868
Citibank Master Repurchase Facility	11/06/2022	161,825	51,657	213,482	222,129
Asset Specific Financing
BMO Facility	Various	11,116	88,884	100,000	14,821
Total		$340,869	$164,613	$505,482	$462,818
The table below details our Secured Financing Facilities activities during the year ended December 31, 2021:

Carrying Value
Balance as of December 31, 2020	$—
Borrowings	249,804
Repayments	(37,897)
Deferred fees	(1,453)
Amortization of deferred fees	211
Assumed in Merger	128,962
Balance as of December 31, 2021	$339,627

As of December 31, 2021, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 2.06% per annum, excluding associated fees and expenses. As of December 31, 2021 and February 14, 2022, we had a $340,869 and a $278,782, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of December 31, 2021, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
RESULTS OF OPERATIONS
As a result of the changes to our business, we have not provided a comparison of our financial statements to the prior year in which we were operating as a registered investment company because it would not be useful to our shareholders.
For the year ended December 31, 2021, our net income was $24,650, or $2.18 per common share.

Reconciliation of Net Income to Distributable Earnings and Adjusted Distributable Earnings

The table below demonstrates how we calculate Distributable Earnings and Adjusted Distributable Earnings, which are non-GAAP measures, and provides a reconciliation of these non-GAAP measures to net income:

Year Ended
December 31, 2021
Reconciliation of net income to Distributable Earnings and Adjusted Distributable Earnings:
Net income	$24,650
Non-cash equity compensation expense	627
Non-cash accretion of purchase discount	(18,932)
Distributable Earnings	6,345
Other transaction related costs (1)	589
Income tax expense (2)	282
Adjusted Distributable Earnings	$7,216

Weighted average common shares outstanding - basic and diluted	11,304

Distributable Earnings per common share - basic and diluted	$0.56
Adjusted Distributable Earnings per common share - basic and diluted	$0.64

(1)Other transaction related costs primarily include expenses related to our conversion from a Maryland statutory trust to a Maryland REIT and the final settlement of legal complaints filed in connection with the Merger. For further information regarding such legal complaints, see Note 15 to the Notes to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
(2)Income tax expense represents the portion of our income tax expense incurred on realized gains on the disposition of our securities portfolio as a result of the Business Change.

Factors Affecting Operating Results

Our results of operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions and unanticipated defaults by our borrowers. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part I, Item 1A, "Risk Factors", of this Annual Report on Form 10-K.
Credit Risk. We are subject to the credit risk of our borrowers in connection with our investments. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.
Changes in Fair Value of our Assets. We generally intend to hold our investments for their contractual terms, unless repaid earlier by the borrowers. We evaluate our investments for impairment at least quarterly. Impairments occur when it is probable that we will not be able to collect all amounts due according to the applicable contractual terms. If we determine that a loan is impaired, we will record an allowance to reduce the carrying value of the loan to an amount that takes into account both the present value of expected future cash flows discounted at the loan's contractual effective interest rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value.
Although we intend to generally hold our investments for their contractual terms or until repaid earlier by the borrowers, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at the lower of their amortized cost or fair value less costs to sell within loans held for sale on our consolidated balance sheet, with changes in fair value recorded through earnings. Fees received from our borrowers on any loans held for sale will be recognized as part of the gain or loss on sale. Currently, we do not expect to hold any of our investments for trading purposes.
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
Market Conditions. After the initial market disruption resulting from the COVID-19 pandemic, the CRE debt markets have since stabilized. Increased vaccination rates, strong consumer demand, along with accommodating fiscal and monetary policies, resulted in strong economic growth through much of 2021. This strong economic growth coupled with pent up demand leftover from 2020 resulted in record overall CRE transaction volume. CRE transaction total volume for 2021 exceeded total 2019 volume, the previous annual high for CRE transaction volume. CRE values have also risen considerably, not only compared to 2020, but also in relation to values from 2019. This increase in transaction activity and property values, combined with historically low interest rates has resulted in significant demand for CRE debt. CRE mortgage borrowings in 2021 reached an all-time annual high, fueled by increased investor demand for the relative risk adjusted returns offered by CRE debt investments. In particular, issuance of CRE debt securities for floating rate CLOs during 2021 exceeded record volume set in 2019 by approximately double and we expect strong investor demand to continue into 2022.

Although debt and equity transaction volume has increased across all property types, the multifamily and industrial sectors remain the most coveted amongst both lenders and investors. Multifamily is expected to continue to be a preferred asset class due to the stability of cash flows, strong performance throughout the pandemic and the abundance of liquidity offered by debt capital available from government sponsored enterprises, such as Fannie Mae and Freddie Mac as well as alternative lenders, like debt funds and mortgage REITs who finance debt investments by issuing CRE CLO bonds. Today, multifamily properties comprise the majority of collateral for these floating rate CRE CLO bond offerings and, as a result, the competition among alternative lenders, like us, for loans secured by multifamily properties with transitional or value add business plans has resulted in low borrowing costs for owners of these properties. Industrial properties continue to benefit from shifts in consumer behavior to increased e-commerce and supply chain issues hastened by the COVID-19 pandemic. The increased demand for industrial real estate, and particularly warehouse, distribution and “last-mile” properties has made this property type the fastest growing in terms of valuation among all major property types.

The hospitality, office and retail sectors are among those that have been most negatively impacted by the economic downturn related to the pandemic. However, with the easing of government mandated restrictions, increased vaccination rates in the U.S., and strong household balance sheets, retail sales and leisure travel have experienced overall improvement throughout 2021, although business travel remains muted and the long term impacts to certain sub-sectors of the hotel industry remain. Lenders have been more willing to lend against certain types of retail, like grocery anchored and service-oriented neighborhood shopping centers, which has helped to support value increases throughout 2021, but continue to be cautious when evaluating loans secured by big box retailers, regional malls or lifestyle centers. As it relates to the office sector, capital remains readily available to lend for those buildings that are well leased and fully amenitized and, in particular, for properties with higher credit quality tenants and longer term leases. However, lenders will continue to face underwriting challenges, in part due to the shift to flexible work-from-home schedules, with respect to assumptions related to new leasing, tenant renewal probabilities and office occupancy rates, especially for older assets or those with significant near-term lease roll over and in particular those located in urban core or central business district markets.

Despite the strong performance of the debt capital markets in 2021, we believe challenges remain. The longer term impact of the COVID-19 pandemic and the risk of future variants of the virus is still uncertain. Supply chain issues remain and inflation has started to impact the broader markets in 2022. The U.S. Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022, which will impact short term index rates such as LIBOR and SOFR. Any increases in interest rates may have an impact on debt coverage ratios for certain property types, particularly those with long term leases, such as office and industrial, or in multifamily where capitalization rates are at record lows and financed with short term, floating rate debt. Lastly, it is unclear how the transition away from LIBOR as the preferred index for pricing floating rate debt will affect liquidity and performance of the floating rate debt markets. Despite these challenges, we believe that as the U.S. economy continues to grow, there will continue to be significant opportunities for alternative lenders like us to provide creative, flexible debt capital for a wide array of circumstances and business plans.

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
Conversely, decreases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, if any, to decrease; (b) the value of our fixed rate investments, if any, to increase; (c) the coupon rates on our variable rate investments, if any, to reset, perhaps on a delayed basis, to lower rates; and (d) it to become easier and more affordable for our borrowers to refinance, and as a result, repay our loans, but may negatively impact our future returns if any such repayment proceeds were to be reinvested in lower yielding investments.
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as LIBOR and SOFR. Because we generally intend to leverage approximately 75% of our investments, as benchmark rates increase, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. Based on our loan portfolio as of December 31, 2021, LIBOR was 0.10% and would have to exceed the floor established by any of our loans, which currently range from 0.00% to2.32%, for us to realize an increase in interest income.
As of December 31, 2021, LIBOR is phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. Our Master Repurchase Facilities provide that at such time as LIBOR shall no longer be made available or used for determining the interest rate of advances under our Master Repurchase Facilities, the replacement base rate shall be an alternative benchmark rate (including any mathematical or other adjustments to the benchmark rate (if any) incorporated therein so that the resulting rate approximates LIBOR as close as reasonably possible) as determined by UBS and Citibank under similar facilities for the financing of similar assets and is consistent with the pricing index of similarly situated counterparties. As of January 1, 2022, interest rates on new advances under our Master Repurchase Facilities are based on SOFR. We expect that, as a result of the phase out of LIBOR, the interest rates under our loan agreements with borrowers entered into prior to January 1, 2022 would be amended to replace LIBOR with an alternative benchmark rate (which may include SOFR) that will approximate the existing interest rate as calculated in accordance with LIBOR. As of January 1, 2022, interest rates under our new loan agreements with borrowers are based on SOFR.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Secured Financing Facilities or other repurchase agreements or financing arrangements, and may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future, subject to the duration and severity of the COVID-19 pandemic and economic impact on our borrowers and their ability to fund their debt service obligations owed to us. For further information regarding the risks associated with our loan portfolio, see Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
Pursuant to our Master Repurchase Facilities, we may sell to, and later repurchase from, UBS and Citibank, the purchased assets. The initial purchase price paid by UBS or Citibank each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to UBS’s or Citibank's approval. Upon the repurchase of a purchased asset, we are required to pay UBS or Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of UBS or Citibank relating to such purchased asset. The interest rate relating to a purchased asset is equal to one month LIBOR plus a customary premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. UBS and Citibank each has the discretion under our respective Master Repurchase Agreements to make advancements at margins higher than 75%. On November 9, 2021, one of our wholly owned subsidiaries entered into the BMO Loan Program Agreement for the BMO Facility. Loans issued under the BMO Facility may be used to fund new mortgage loan originations and/or fund future funding obligations under existing and new mortgage loans pursuant to separate facility loan agreements, or the BMO Facility Loan Agreements. Loans issued under the BMO Facility will be coterminous with the pledged mortgage loan investments, are not subject to margin calls and allow for up to an 80% advance rate, subject to certain loan to cost and LTV limits. Interest on advancements under the BMO Facility will be calculated at SOFR plus a premium. Loans issued under the BMO Facility are secured by a security interest and collateral assignment of the underlying loans to our borrowers which are secured by real property underlying such loans. Pursuant to the BMO Loan Program Agreement, one of our wholly owned subsidiaries will pay an upfront fee equal to a percentage of the aggregate amount of the facility loan, such percentage to be determined at the time of lenders’ approval of the BMO Facility Loan Agreement. For further information regarding our Secured Financing Facilities, see Note 7 to the Notes to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and "—Overview-Financing Activities" above.

The following is a summary of our sources and uses of cash flows for the period presented:

Year Ended December 31, 2021
Cash, cash equivalents and restricted cash at beginning of period	$103,564
Net cash provided by (used in):
Operating activities	792
Investing activities	(283,863)
Financing activities	205,802
Cash, cash equivalents and restricted cash at end of period	$26,295

During the year ended December 31, 2021, our cash provided by operating activities consisted of our net income, excluding the impact of accretion of the purchase discount as a result of the Merger, and unfavorable changes in working capital. During the year ended December 31, 2021, our cash used in investing activities consisted of loan originations, additional fundings on our loans held for investment and payment of transaction costs related to the Merger, partially offset by loan repayments and cash assumed in the Merger. During the year ended December 31, 2021, our cash provided by financing activities consisted of proceeds from our Secured Financing Facilities, partially offset by deferred financing cost payments related to our Secured Financing Facilities and distributions to our common shareholders.

Distributions
During the year ended December 31, 2021, we declared and paid distributions totaling $4,595, or $0.45 per common share, using cash on hand.
On January 13, 2022, we declared a regular quarterly distribution of $0.25 per common share, or $3,649, to shareholders of record on January 24, 2022. We expect to pay this distribution to our common shareholders on February 17, 2022 using cash on hand.
For further information regarding distributions, see Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2021 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$57,772	$9,120	$48,652	$—	$—
Principal payments on Secured Financing Facilities (2)	340,869	161,825	179,044	—	—
Interest payments (3)	10,545	6,344	4,201	—	—
	$409,186	$177,289	$231,897	$—	$—
(1)The allocation of our unfunded loan commitments is based on the current loan maturity date to which the individual commitments relate.
(2)The allocation of outstanding advancements under our Secured Financing Facilities is based on the earlier of the current maturity date of each loan investment with respect to which the individual borrowing relates or the maturity date of the respective Master Repurchase Facilities.
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of December 31, 2021 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Debt Covenants
Our principal debt obligations as of December 31, 2021 were the outstanding balances under our Secured Financing Facilities. Our Master Repurchase Agreements provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS or Citibank upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS or Citibank the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS or Citibank relating to such purchased asset.
In connection with our Master Repurchase Agreements, we entered into our guarantees, or the Master Repurchase Guarantees, which require us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well as any costs and expenses of UBS and Citibank related to our Master Repurchase Agreements. The Master Repurchase Guarantees also require us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity and a total indebtedness to stockholders' equity ratio and a minimum interest coverage ratio.
In connection with the BMO Loan Program Agreement, we have agreed to guarantee certain of the obligations under the BMO Loan Program Agreement and the BMO Facility Loan Agreements pursuant to a limited guaranty from us to and for the benefit of the administrative agent for itself and such other lenders, or the BMO Guaranty. Specifically, the BMO Guaranty requires us to guarantee 25% of the then current outstanding principal balance of the facility loans and 100% of losses or the entire indebtedness in the event of certain bad acts as well as any costs and expenses of the administrative agent or lenders related to the BMO Loan Program Agreement. In addition, the BMO Guaranty contains customary financial covenants that require us to maintain a minimum tangible net worth and a minimum cash liquidity and satisfy a total indebtedness to stockholders’ equity ratio. The BMO Loan Program Agreement and the BMO Guaranty contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.
As of December 31, 2021, we had a $329,753 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS or Citibank, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of December 31, 2021, we had a $11,116 aggregate outstanding principal balance under the BMO Facility.
As of December 31, 2021, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 10 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and our other filings with the SEC, which are incorporated herein by reference, including our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, or our 2022 Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2021. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment regarding future events and other uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that apply to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that our decisions and assessments upon which our consolidated financial statements are based are reasonable, based upon information available to us. Our critical accounting policies and accounting estimates may be changed over time as our strategies change or as we expand our business. Those accounting policies and estimates that are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
Revenue Recognition. Interest income related to our CRE mortgage loans is generally accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, are amortized or accreted into interest income over the remaining lives of the loans using the effective interest method, as adjusted for any prepayments.
If a loan’s interest or principal payments are not paid when due and there is uncertainty that such payments will be collected, the loan may be categorized as non-accrual and no interest will be recorded unless it is collected. When all overdue payments are collected and, in our judgment, a loan is likely to remain current, it may be re-categorized as accrual.
For loans purchased at a discount, GAAP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. GAAP also requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected from such loans generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recorded as impairment.
Loans Held For Investment. Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of unamortized loan origination fees, accreted exit fees, unamortized premiums and unaccreted discounts, as applicable, that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate are held at the lower of cost or fair value less cost to sell.
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. Factors considered in these evaluations include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current LTV, debt yield, collateral performance, structure, exit plan and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk) as defined below:
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
"4" higher risk—Criteria reflects a sponsor having a history of unresolved missed or late payments, maturity extensions and difficulty timely fulfilling its credit obligations and our evaluation of management's experience; collateral performance failing to meet the business plan or credit underwriting; the existence of a risk of default possibly leading to a loss and/or potential weaknesses that deserve management’s attention; and the property having a high LTV.
"5" impaired/loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds in lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and the property having a very high LTV.
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments, including assumptions regarding the values of loans, the values of underlying collateral and other circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income in our consolidated statement of operations.
Impact of Inflation
During the past several years there has been low inflation in the U.S. economy. As inflation increases, we believe it may have both positive and negative impacts upon our business. A positive impact of inflation on our business may be to increase the value of collateral for any existing loans, making the refinancing and repayment of principal easier for borrowers and reducing our risk of borrower defaults. A negative impact of inflation on our business may be to cause interest rates to rise, reducing the market value of any fixed rate loans we hold. A rise in interest rates may also make it more difficult for our borrowers to refinance loans in order to pay their obligations to us. Because all of our investments require interest at floating rates, we do not expect inflation to have a material impact upon our business for the reasonably foreseeable future.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
The information required by this Item is included in Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Managing Trustees, our President and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm on our internal control over financial reporting due to the exemption for non-accelerated filers.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees, our Manager, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of our Manager or RMR LLC. Our Code of Conduct is posted on our website, www.sevnreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Seven Hills Realty Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of any amendments to, or waivers from, our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of our Manager and of RMR LLC under our Amended and Restated 2021 Equity Compensation Plan, or the 2021 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2021 Plan. The terms of awards made under the 2021 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The table below is as of December 31, 2021:

	Number of		Number of securities
	securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2021 Plan	None	None	363,160	(1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	363,160	(1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2021 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2021 Plan.
Payments by us to RMR LLC and RMR LLC employees are described in Notes 9 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Index to Financial Statements and Financial Statement Schedules
The following consolidated financial statements of Seven Hills Realty Trust are included on the pages indicated:
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 26, 2021, between the Company and Tremont Mortgage Trust. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on April 27, 2021.)

2.2
Plan of Conversion of Seven Hills Realty Trust, a Maryland statutory trust, into the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)

2.3
Articles of Conversion of Seven Hills Realty Trust, a Maryland statutory trust, into the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)

3.1	Declaration of Trust of the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
3.2	Bylaws of the Company, dated December 22, 2021. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
4.1	Form of Common Share Certificate. (Filed herewith.)
4.2	Description of Securities. (Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Management Agreement, dated January 5, 2021, by and between the Company and Tremont Realty Capital LLC, and, solely in respect to Section 29 thereof, The RMR Group Inc.(+) (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on January 6, 2021.)

10.2
Letter Agreement, dated as of April 26, 2021, among the Company, Tremont Mortgage Trust and Tremont Realty Capital LLC.(+) (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 27, 2021.)

10.3
Amended and Restated Seven Hills Realty Trust 2021 Equity Compensation Plan.(+) (Incorporated by reference to the Company's Registration Statement on Form S-8 filed by the Company on December 23, 2021.)

10.4	Form of Share Award Agreement.(+) (Filed herewith.)
10.5	Form of Indemnification Agreement.(+) (Filed herewith.)
10.6	Summary of Trustee Compensation.(+) (Incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Company on October 4, 2021.)
10.7
Master Repurchase Agreement, dated February 18, 2021, by and between RMTG Lender LLC and UBS AG. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on February 22, 2021.)

10.8	Limited Guaranty, dated February 18, 2021, by the Company, in favor of UBS AG. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on February 22, 2021.)
10.9
Master Repurchase Agreement, dated as of February 9, 2018, between TRMT CB Lender LLC and Citibank N.A. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tremont Mortgage Trust on February 12, 2018.)

10.10
First Amendment to Master Repurchase Agreement, dated as of November 6, 2018, among TRMT CB Lender LLC, Citibank, N.A. and, for certain specified purposes, Tremont Mortgage Trust. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Tremont Mortgage Trust on November 7, 2018.)

10.11
Second Amendment to Master Repurchase Agreement, dated October 30, 2020, among Citibank, N.A., TRMT CB Lender LLC and, for certain specified purposes, Tremont Mortgage Trust. (Incorporated by reference to Tremont Mortgage Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.12
Third Amendment to Master Repurchase Agreement and Fifth Amendment to Fee Agreement, dated as of September 30, 2021, between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on October 4, 2021.)

10.13	Amended and Restated Guaranty, dated as of September 30, 2021, by the Company in favor of Citibank, N.A.† (Filed herewith.)
10.14
Facility Loan Program Agreement and Security Agreement, dated November 9, 2021, by and between Seven Hills BH Lender LLC and BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on November 12, 2021.)

10.15
Guaranty, dated November 9, 2021, by the Company, to and for the benefit of BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on November 12, 2021.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of RSM LLP. (Filed herewith.)
23.3	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)
(+) Contract with management or compensatory plan or arrangement.
† This document was previously filed as Exhibit 10.6 to our Current Report on Form 8-K, filed with the SEC on October 4, 2021, and is being refiled to correct a scrivener’s error.

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Seven Hills Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Seven Hills Realty Trust and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations, shareholders' equity, and cash flows, for the year ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Loans Held for Investment, Net – Identification of Impairment Indicators – Refer to Notes 3 and 6 to the financial statements

Critical Audit Matter Description

The Company evaluates loans on a loan by loan basis for possible indicators of impairment on at least a quarterly basis in order to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of loans held for investment, net are no longer recoverable. The loans are typically collateralized by commercial real estate, and as a result, the Company regularly evaluates the extent and impact of any deterioration associated with the financial health and/or sale value of the underlying property, as well as the financial and operating capability of the borrower/sponsor for each individual loan investment.
Factors considered in the impairment evaluation include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current loan to value ratio, or LTV, debt yield, collateral performance, structure, exit plan and sponsorship. The Company’s evaluation involves a certain level of judgment and/or estimation related to whether the financial performance of the collateral or the existing market conditions results in an impairment indicator. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. Changes in these judgements and/or estimates could have a significant impact on the loans identified for further analysis. For the year ended December 31, 2021, no impairment loss has been recognized on the Company’s loans held for investment, net balance.
We identified the determination of impairment indicators for loans held for investment, net as a critical audit matter because of the level of judgment and significant assumptions involved in management’s assessment of whether events or changes in circumstances have occurred indicating that the carrying amounts of mortgage loans held for investment may not be recoverable. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of impairment indicators included the following, among others:

•We evaluated a sample of loans for potential impairment by:

◦Evaluating the accuracy and determining the relevance of the factors utilized during the Company’s evaluation.

◦Analyzing period over period changes on items such as physical conditions of the underlying property, net operating income, debt service coverage ratio, debt yield ratio, occupancy, loan structure and modifications, leasing and tenant profiles, remaining loan term and exit plan, progress of redevelopment plans, and risk ratings to determine impact on loan performance.
◦
◦Reviewing any updates (or lack thereof) to each loan’s risk rating period over period.

◦Evaluating the financial performance of the collateral associated with each loan.

◦Reviewing the changes in budgets/timelines and the summaries of third-party reports, where applicable, for loans on projects involving construction.

◦Evaluating the impact of macroeconomic and microeconomic events on the borrower, sponsor, or asset type.

•We reviewed the payment history for all loans in the Company’s portfolio to ensure that the borrowers are making contractual payments in accordance with the loan agreements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 17, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of RMR Mortgage Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of statement of assets and liabilities of RMR Mortgage Trust and its subsidiaries (the Trust), including the consolidated schedule of investments, as of December 31, 2020, the related consolidated statements of operations and cash flows for the year then ended, the consolidated statement of changes in net assets for each of the year in the period then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2020, the results of its operations and its cash flows for the year then ended and the changes in net assets for the year in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities and investments owned as of December 31, 2020, by correspondence with the custodian and borrowers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the auditor of one or more RMR investment companies since 2018.

Boston, Massachusetts
February 24, 2021

SEVEN HILLS REALTY TRUST
CONSOLIDATED BALANCE SHEET
(dollars in thousands, except per share data)

December 31, 2021
ASSETS
Cash and cash equivalents	$26,197
Restricted cash	98
Loans held for investment, net	570,780
Accrued interest receivable	1,433
Prepaid expenses and other assets	1,485
Total assets	$599,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$1,561
Secured financing facilities, net	339,627
Due to related persons	1,111
Total liabilities	342,299

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,597,079 shares issued and outstanding	15
Additional paid in capital	237,624
Cumulative net income	24,650
Cumulative distributions	(4,595)
Total shareholders' equity	257,694
Total liabilities and shareholders' equity	$599,993

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES (Predecessor Basis)
(amounts in thousands, except per share data)

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

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in thousands, except per share data)

Year Ended December 31, 2021
INCOME FROM INVESTMENTS:
Interest income from investments	$16,775
Purchase discount accretion	18,932
Less: interest and related expenses	(2,253)
Income from investments, net	33,454

OTHER EXPENSES:
Base management fees	3,221
General and administrative expenses	3,091
Reimbursement of shared services expenses	1,565
Other transaction related costs	589
Total other expenses	8,466

Income before income tax expense	24,988
Income tax expense	(338)
Net income	$24,650

Weighted average common shares outstanding - basic and diluted	11,304

Net income per common share - basic and diluted	$2.18

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENT OF OPERATIONS (Predecessor Basis)
(dollars in thousands)

Year Ended December 31, 2020
Investment Income
Dividend income	$6,804
Interest income from mortgage loan investments	563
Other income	353
Total investment income	7,720
Expenses
Advisory	2,364
Legal	362
Compliance and internal audit	145
Shareholder reporting	110
Custodian	86
Administrative	77
Preferred share remarketing and auction fees	65
Trustees' fees and expenses	55
Audit	49
Other	424
Total expenses before interest expense	3,737
Interest expense	1,208
Total expenses	4,945
Net investment income	2,775
Realized and change in unrealized gains (losses) on investments
Net realized gain on investments before taxes	13,208
Income tax expense	(2,386)
Net realized gains on investments after taxes	10,822
Net change in unrealized loss on investments	(69,278)
Net realized and change in unrealized loss on investments after taxes	(58,456)

Net decrease in net assets before preferred distributions resulting from operations	(55,681)
Distributions to preferred shareholders from net investment income	(323)
Net decrease in net assets attributable to common shares resulting from operations	$(56,004)

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Balance at December 31, 2020	10,202	$10	$192,884	$—	$—	$192,894
Issuance of shares	4,285	5	44,170	—	—	44,175
Share grants	116	—	627	—	—	627
Share repurchases	(6)	—	(57)	—	—	(57)
Net income	—	—	—	24,650	—	24,650
Distributions	—	—	—	—	(4,595)	(4,595)
Balance at December 31, 2021	14,597	$15	$237,624	$24,650	$(4,595)	$257,694

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Predecessor Basis)
(amounts in thousands)

Year Ended December 31, 2020

Decrease in net assets resulting from operations
Net investment income	$2,775
Net realized gain on investments after taxes	10,822
Net change in unrealized loss on investments	(69,278)
Distributions to preferred shareholders from net investment income	(323)
Net decrease in net assets attributable to common shares resulting from operations	(56,004)
Distributions to common shareholders from:
Distributable earnings	(6,427)
Total distributions to common shareholders	(6,427)
Capital shares transactions
Redemption of auction rate preferred shares	(16,675)
Net decrease in capital share transactions	(16,675)

Liquidation preference of preferred shares repurchased	16,675

Total decrease in net assets attributable to common shares	(62,431)
Net assets attributable to common shares
Beginning of year	255,325
End of year	$192,894
Common shares issued and repurchased
Shares outstanding, beginning of year	10,202
Shares outstanding, end of year	10,202

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,650
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(18,932)
Share based compensation	627
Amortization of deferred financing costs	211
Amortization of loan origination and exit fees	(1,679)
Changes in operating assets and liabilities:
Accrued interest receivable and interest advances	(1,107)
Prepaid expenses and other assets	(932)
Accounts payable, accrued liabilities and deposits	(2,329)
Due to related persons	283
Net cash provided by operating activities	792

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(343,471)
Additional funding of loans held for investment	(4,343)
Repayment of loans held for investment	59,041
Payment of merger related costs	(6,160)
Cash assumed in merger	11,070
Net cash used in investing activities	(283,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	249,804
Repayments under secured financing facilities	(37,897)
Payments of deferred financing costs	(1,453)
Repurchase of common shares	(57)
Distributions	(4,595)
Net cash provided by financing activities	205,802

Decrease in cash, cash equivalents and restricted cash	(77,269)
Cash, cash equivalents and restricted cash at beginning of period	103,564
Cash, cash equivalents and restricted cash at end of period	$26,295

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,718
Income taxes paid	$2,681

NON-CASH INVESTING ACTIVITIES
Loans held for investment acquired by issuance of common shares	$162,990
Working capital net liabilities assumed	$924
NON-CASH FINANCING ACTIVITIES
Assumption of master repurchase facility	$128,962
Issuance of common shares	$44,175

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the amounts shown in the consolidated statement of cash flows:

As of December 31, 2021
Cash and cash equivalents	$26,197
Restricted cash	98
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$26,295

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS (Predecessor Basis)
(dollars in thousands)

Year Ended
December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets before preferred distributions resulting from operations	$(55,681)
Adjustments to reconcile net decrease in net assets before preferred distributions resulting from operations to cash provided by operating activities:
Origination of loans held for investment	(91,879)
Purchases of long term investments	(10,078)
Proceeds from sales of long term investments	302,797
Net sales of short term investments	4,477
Decrease in payable for securities purchased	(10)
Changes in assets and liabilities:
Decrease in dividends and interest receivable and other assets	2,436
Increase in accrued income taxes	2,386
Increase in accrued expenses and other liabilities	430
Increase in prepaid expenses	(296)
Decrease in advisory fee payable	(118)
Decrease in interest payable	(212)
Decrease in compliance and internal audit costs payable	(6)
Increase in administrative fee payable	3
Net change in unrealized loss on investments	69,278
Net realized gain on investments and foreign currency transactions	(13,208)
Cash provided by operating activities	210,319

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to preferred shareholders	(323)
Distributions paid to common shareholders	(6,427)
Repayment of revolving credit facility	(88,000)
Redemption of auction preferred shares	(16,675)
Cash used in financing activities	(111,425)

Increase in cash and cash equivalents	98,894
Cash and cash equivalents at beginning of year	4,670
Cash and cash equivalents and restricted cash at end of year	$103,564

Cash and cash equivalents and restricted cash at end of year
Cash and cash equivalents	$103,314
Restricted cash	250
Cash and cash equivalents and restricted cash at end of year	$103,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and fees on borrowings	$1,420

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED PORTFOLIO OF INVESTMENTS - DECEMBER 31, 2020 (Predecessor Basis)
(dollars in thousands)

Location	Property Type	Committed Principal Amount	Coupon Rate	Origination Date	Maturity Date	Cost	Value
MORTGAGE LOANS HELD FOR INVESTMENT 47.6% (1)
Downers Grove, IL	Office	$30,000	L + 4.25%	09/25/2020	11/25/2023	$29,232	$29,232
Durham, NC	Lab	$21,500	L + 4.35%	12/17/2020	12/17/2023	13,281	13,281
Los Angeles, CA	Retail	$24,600	L + 4.25%	12/17/2020	12/17/2022	17,029	17,029
Aurora, IL	Office/Industrial	$16,500	L + 4.35%	12/18/2020	12/18/2023	14,540	14,540
Berkeley, CA	Lab	$19,120	L + 4.35%	12/30/2020	12/30/2023	17,797	17,797
Total Mortgage Loans - 47.6%						$91,879	91,879
Other assets less liabilities - 52.4% (2)							101,015
Net assets attributable to common shareholders – 100.0%							$192,894

(1)The mortgage loans we invest in are not registered under the securities laws. These mortgage loans are valued using Level III inputs as defined in the fair value hierarchy under GAAP.
(2)Please refer to our consolidated statement of assets and liabilities for further information on these amounts.

See accompanying notes.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization
Seven Hills Realty Trust (formerly known as RMR Mortgage Trust) is a Maryland real estate investment trust, or REIT. We were previously organized as a Maryland statutory trust and were registered under the Investment Company Act of 1940, as amended, or the 1940 Act, as a closed-end management investment company. Our investment objective while we operated as a registered investment company was investing in equity securities of real estate companies.

On January 5, 2021, the Securities and Exchange Commission, or SEC, issued an order granting our request to deregister as an investment company under the 1940 Act, or the Deregistration Order. As a result, we changed our SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The issuance of the Deregistration Order enabled us to proceed with full implementation of our new business mandate to operate as a REIT that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate, or CRE, or the Business Change.

On December 22, 2021, we converted from a Maryland statutory trust to a Maryland REIT.

Merger with Tremont Mortgage Trust

On April 26, 2021, we and Tremont Mortgage Trust, or TRMT, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, TRMT agreed to merge with and into us, with us continuing as the surviving entity. The merger with TRMT, or the Merger, was consummated and became effective at 4:01 p.m., Eastern Time, on September 30, 2021, or the Effective Time. At the Effective Time, the separate existence of TRMT ceased and we changed our name to “Seven Hills Realty Trust”. The combined company continues to be managed by Tremont Realty Capital LLC, or TRC, or our Manager, and our common shares continue to trade on The Nasdaq Stock Market LLC, or Nasdaq, under our current symbol “SEVN".

Pursuant to the terms set forth in the Merger Agreement and the letter agreement, dated as of August 26, 2021, by and between us and TRMT, or the Letter Agreement, at the Effective Time, each one issued and outstanding common share of beneficial interest, $0.01 par value per share, of TRMT, or the TRMT Common Shares, was automatically converted into the right to receive 0.516 of our common shares of beneficial interest, $0.001 par value per share, or our common shares. No fractional common shares of ours were issued in the Merger, and holders of shares of TRMT Common Shares received cash in lieu of any such fractional shares.

Pursuant to the Merger Agreement and the Letter Agreement, at the Effective Time, each outstanding unvested TRMT Common Share awarded under TRMT's equity compensation plan was converted into an award of our common shares determined by multiplying the number of unvested TRMT Common Shares subject to such award by 0.516 (rounded down to the nearest whole number). Such award will continue to be subject to the same vesting and other terms and conditions as were in effect immediately prior to the Effective Time.

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

The purchase price, based on the closing price per share of our common shares on September 30, 2021 of $10.31 per share, was $169,150, including the assumption of $128,962 outstanding under TRMT's master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility, and closing costs of $6,160 and assumed working capital of $10,146.

Following the Merger and the other transactions contemplated by the Merger Agreement, we assumed the Citibank Master Repurchase Facility and the portfolio of 10 loans with an aggregate principal balance of $204,692.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 2. Basis of Presentation

Prior to the Business Change, the Trust was accounted for as an investment company in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, or the Predecessor Basis. Upon the Business Change, we discontinued the application of guidance in ASC Topic 946 and prospectively applied the guidance required under U.S. generally accepted accounting principles, or GAAP, applicable to companies that are not investment companies, or the Successor Basis. As a result of these changes, our consolidated financial statements as of and for the year ended December 31, 2021 are presented separately from our financial statements on the Predecessor Basis, as of and for the year ended December 31, 2020. The results of operations from January 1, 2021 through January 4, 2021 were not material to the Trust's consolidated financial statements and have not been presented separately, but they are included in our consolidated statement of operations for the year ended December 31, 2021.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the fair value of financial instruments.
Note 3. Summary of Significant Accounting Policies
Consolidation. These consolidated financial statements include the accounts of ours and our subsidiaries, all of which are 100% owned directly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

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
Secured Financing Agreements. Loans financed through secured financing agreements are treated as collateralized financing transactions, unless they meet sales treatment under GAAP. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through secured financing agreements remain on our consolidated balance sheet as assets and cash received from the purchasers is recorded on our consolidated balance sheet as liabilities. Interest paid in accordance with secured financing agreements is recorded as interest expense.
Loans Held for Investment. Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of unamortized loan origination fees, accreted fees, unamortized premiums and unaccreted discounts, as applicable, that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be impaired. Loans that we have a plan to sell or liquidate are held at the lower of cost or fair value less cost to sell.
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

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
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
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of this estimated fair value involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments regarding certain circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly, and record a corresponding charge to net income in our consolidated statement of operations.

As of December 31, 2021, we have not recorded any allowance for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loan agreements with borrowers.

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

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Loan Deferred Fees. Loan origination and exit fees are reflected in loans held for investment, net, in our consolidated balance sheet and include fees charged to borrowers. These fees are amortized and accreted, respectively, into interest income over the life of the related loans held for investment.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as an offset to the related liability and amortized over the respective financing terms and are recorded in our consolidated statement of operations as a component of interest and related expenses.
Net Income Per Common Share. We calculate net income per common share - basic by dividing net income by the weighted average number of common shares outstanding during the period. We calculate net income per common share - diluted using the more dilutive of the two class or treasury stock method. Unvested share awards and other potentially dilutive common share issuances, and the related impact on earnings, are considered when calculating net income per common share -diluted.
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

Securities Transactions and Investment Income. Under the Predecessor Basis, we recorded securities transactions on a trade date basis, dividend income on the ex-dividend date and any non-cash dividends at the fair market value of the securities received. We used the accrual method for recording interest income, including accretion of original issue discount, where applicable, and accretion of discount on short term investments and identified cost basis for realized gains and losses from securities transactions. The difference between cost and fair value for investments we continue to hold is reflected as unrealized gain (loss), and any change in that amount from a prior period is reflected in the accompanying consolidated statement of operations under the Predecessor Basis.

Note 4. Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As a smaller reporting company, we expect to adopt ASU No. 2016-13 on January 1, 2023. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have on our consolidated financial statements. The effect of the adoption of ASU No. 2016-13, if material, will be presented as a cumulative-effect adjustment to equity as of the date of adoption.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer account for the related revenue contracts in accordance with FASB ASC Topic 606 as if it had originated the contracts. The acquiring entity shall recognize and measure the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, rather than at fair value at the acquisition date. ASU No. 2021-08 is effective for fiscal years

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
beginning after December 15, 2022, with early adoption permitted. On October 1, 2021, we early adopted ASU No. 2021-08. The adoption of ASU No. 2021-08 did not have an impact on our consolidated financial statements.
Note 5. Merger with Tremont Mortgage Trust

As described in Note 1, on September 30, 2021, we completed the Merger, pursuant to which we acquired TRMT's loans held for investment portfolio consisting of 10 loans with an aggregate principal balance of $204,692. The purchase price, based on the closing price of our common shares on September 30, 2021 of $10.31 per share, was $169,150, including the assumption of $128,962 outstanding under the Citibank Master Repurchase Facility and closing costs of $6,160 and assumed working capital of $10,146.

The following table summarizes the consideration transferred and liabilities assumed as a result of the Merger:

TRMT Common Shares outstanding	8,303,629
Multiplied by the exchange ratio	0.516
4,284,673
TRMT fractional shares adjustment	(73)
SEVN common shares issued	4,284,600
Closing price of SEVN common shares on September 30, 2021	$10.31
Value of consideration transferred	$44,174
Assumed working capital	(10,146)
Assumed Citibank Master Repurchase Facility, principal balance	128,962
Merger related costs	6,160
Consideration transferred and liabilities assumed	$169,150

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

The assets acquired and liabilities assumed were recorded at their relative fair values and added to our consolidated balance sheet as of September 30, 2021. The fair value of the loans acquired in the Merger exceeded the purchase price of the loans. In accordance with GAAP, a purchase discount of $36,443 was recorded for the difference between the fair value and purchase price of the loans acquired. The purchase discount was allocated to each acquired TRMT loan based on their relative fair value and has been and is being accreted into income over the remaining term of the respective loan. For the year ended December 31, 2021, we recorded purchase discount accretion of $18,932.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following table summarizes the purchase price allocation for the Merger:

Cash and cash equivalents	$11,070
Loans held for investment, net	169,150
Accrued interest receivable	603
Prepaid expenses and other assets	31
Total assets	180,854
Accounts payable and other liabilities	(901)
Citibank Master Repurchase Facility	(128,962)
Due to related persons	(657)
Net assets acquired	50,334
Assumed working capital	(10,146)
Assumed Citibank Master Repurchase Facility, principal balance	128,962
Consideration transferred and liabilities assumed	$169,150

Note 6. Loans Held for Investment
We originate first mortgage loans secured by middle market and transitional CRE, which are generally to be held as long term investments. We funded our loan portfolio using cash on hand and advancements under our debt facilities and we acquired TRMT's loan portfolio in the Merger with our common shares. See Note 7 for further information regarding our secured debt agreements.

The table below provides overall statistics for our loan portfolio as of December 31, 2021 and 2020:

	As of December 31,
	2021 (Successor Basis)	2020 (Predecessor Basis)
Number of loans	26	5
Total loan commitments	$648,266	$111,720
Unfunded loan commitments (1)(2)	$57,772	$18,857
Principal balance (2)	$590,590	$92,863
Carrying value	$570,780	$91,879
Weighted average coupon rate	4.54%	5.08%
Weighted average all in yield (3)	5.08%	5.71%
Weighted average LIBOR floor	0.68%	0.78%
Weighted average maximum maturity (years) (4)	3.8	4.2
Weighted average risk rating	2.9	3.0
(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)    The principal balance as of December 31, 2021 includes $96 of capitalized interest that does not reduce the amount of unfunded loan commitments.
(3)     All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(4)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below represents our loan activities during the year ended December 31, 2021:

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at December 31, 2020 (Predecessor Basis)	$92,863	$(984)	$91,879
Additional funding	4,710	—	4,710
Originations	347,366	(3,895)	343,471
Repayments	(59,041)	(156)	(59,197)
Net amortization of deferred fees	—	1,835	1,835
Loans acquired in Merger (1)	204,692	901	205,593
Purchase discount on loans acquired in Merger	—	(36,443)	(36,443)
Purchase discount accretion (2)	—	18,932	18,932
Balance at December 31, 2021 (Successor Basis)	$590,590	$(19,810)	$570,780
(1)    Deferred fees and other items for loans acquired in Merger represent exit fees contractually due upon repayment of loans acquired in the Merger.
(2)    Purchase discount accretion reflects the impact of a waived exit fee of $120 due from a borrower of a loan acquired in the Merger.
The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2021 and 2020:

	As of December 31,
	2021 (Successor Basis)			2020 (Predecessor Basis)
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office (1)	13	$269,865	47%	2	$38,106	41%
Multifamily	5	106,002	19%	—	—	—%
Lab	1	13,398	2%	2	31,078	34%
Retail	4	88,724	16%	1	17,029	19%
Industrial (1)	3	92,791	16%	—	5,666	6%
	26	$570,780	100%	5	$91,879	100%
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

	As of December 31,
	2021 (Successor Basis)			2020 (Predecessor Basis)
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	3	$55,132	10%	—	$—	—%
South	7	153,495	27%	1	13,281	14%
West	8	145,453	25%	2	34,826	38%
Midwest	8	216,700	38%	2	43,772	48%
	26	$570,780	100%	5	$91,879	100%
Loan Risk Ratings
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The following table allocates the carrying value of our loan portfolio as of December 31, 2021 and 2020 based on our internal risk rating policy:

	As of December 31,
	2021 (Successor Basis)		2020 (Predecessor Basis)
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	4	94,743	—	—
3	21	463,600	5	91,879
4	1	12,437	—	—
5	—	—	—	—
	26	$570,780	5	$91,879
The weighted average risk rating of our loans by carrying value was 2.9 and 3.0 as of December 31, 2021 and 2020, respectively. The COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, some of which are the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Further, although economic activity in the United States has improved significantly from the low points during the pandemic to date, certain industries have not recovered to their pre-pandemic positions. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As of December 31, 2021, we had one loan representing approximately 2% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk". We did not have any impaired loans or nonaccrual loans as of December 31, 2021 or 2020. See Note 3 for further information regarding our loan risk ratings.

As of December 31, 2021 and February 14, 2022, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

Note 7. Secured Financing Agreements
UBS Master Repurchase Facility
On February 18, 2021, one of our wholly owned subsidiaries entered into our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, for a facility, or our UBS Master Repurchase Facility, pursuant to which we may sell to UBS, and later repurchase, commercial mortgage loans, which are referred to as purchased assets. The maximum amount of available advancements under the UBS Master Repurchase Agreement is $192,000, and the expiration date of the UBS Master Repurchase Agreement is February 18, 2024, unless extended or earlier terminated in accordance with the terms of the UBS Master Repurchase Agreement. Pursuant to the UBS Master Repurchase Agreement, we will pay UBS a non-refundable upfront fee that is equal to 0.50% of the applicable tranche amount on each Purchase Date (as each term is defined in the UBS Master Repurchase Agreement).

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

In connection with our UBS Master Repurchase Agreement, we entered into a guaranty, or the UBS Guaranty, which requires us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well as any costs and expenses of UBS related to our UBS Master Repurchase Agreement. The UBS Guaranty also requires us to comply with customary financial covenants, which include the maintenance of a minimum tangible net worth, minimum cash liquidity and a total indebtedness to stockholders' equity ratio.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our UBS Master Repurchase Facility also contains margin maintenance provisions that provide UBS with the right, in certain circumstances related to a credit event, as defined in the UBS Master Repurchase Agreement, to redetermine the value of purchased assets. Where a decline in the value of such purchased assets has resulted in a margin deficit, UBS may require us to eliminate any margin deficit through a combination of purchased asset repurchases and cash transfers to UBS subject to UBS’s approval.

In addition, our UBS Master Repurchase Agreement provides for acceleration of the date of repurchase of the purchased assets by us and UBS’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of The RMR Group LLC, or RMR LLC.

Citibank Master Repurchase Facility

As previously mentioned in Notes 1 and 5, as a result of the Merger, we assumed the Citibank Master Repurchase Facility. TRMT had a master repurchase facility pursuant to a master repurchase agreement with Citibank, or the Citibank Master Repurchase Agreement, dated as of February 9, 2018, as amended by the First Amendment to the Citibank Master Repurchase Agreement, dated as of November 6, 2018, and the Second Amendment to the Citibank Master Repurchase Agreement, dated as of October 30, 2020. On September 30, 2021, as a result of the Merger, we became party to TRMT's master repurchase facility and entered into a guaranty, or the Citibank Guaranty, in favor of Citibank, pursuant to which, among other things, we replaced TRMT as guarantor of certain obligations under the Citibank Master Repurchase Agreement. In connection with the closing of the Merger, TRMT's wholly owned subsidiary also entered into a Third Amendment to the Citibank Master Repurchase Agreement and Fifth Amendment to Fee Agreement with Citibank. Pursuant to the Citibank Master Repurchase Agreement, as amended, we may sell to Citibank, and later repurchase, floating rate mortgage loans and other related assets. The maximum amount of available advancements under the Citibank Master Repurchase Agreement is $213,482, and the expiration date thereof is November 6, 2022, subject to earlier termination as provided for in the Citibank Master Repurchase Agreement.

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

BMO Facility

On November 9, 2021, one of our wholly owned subsidiaries entered into our facility loan program agreement and the security agreement with BMO Harris Bank N.A., or our BMO Loan Program Agreement, with BMO as administrative agent for the lenders.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Amounts advanced under an uncommitted credit facility in the maximum principal amount of $100 million, or the BMO Facility, may be used to fund new mortgage loan originations and/or fund future funding obligations under existing and new mortgage loans pursuant to separate agreements, or the BMO Facility Loan Agreements. BMO Facility Loan Agreements issued under the BMO Facility will be coterminous with the pledged mortgage loan investments, are not subject to margin calls and allow for up to an 80% advance rate, subject to certain loan to cost and LTV limits. Interest on advancements under the BMO Facility will be calculated at SOFR plus a premium. BMO Facility Loan Agreements issued under our BMO Facility are secured by a security interest and collateral assignment of the underlying loans to our borrowers which are secured by real property owned by such borrowers.

In connection with our BMO Loan Program Agreement, we guaranteed certain of the obligations under our BMO Loan Program Agreement and the BMO Facility Loan Agreements pursuant to a limited guaranty from us to and for the benefit of the administrative agent for itself and such other lenders. Specifically, the BMO Guaranty requires us to guarantee 25% of the then current outstanding principal balance of the facility loans and 100% of losses or the entire indebtedness in the event of certain bad acts as well as any costs and expenses of the administrative agent or lenders related to our BMO Loan Program Agreement. In addition, the BMO Guaranty contains customary financial covenants that require us to maintain a minimum tangible net worth and a minimum cash liquidity and satisfy a total indebtedness to stockholders’ equity ratio.

Our BMO Loan Program Agreement provides for acceleration of all payment obligations due under the facility loans upon the occurrence and continuation of certain events of default, including a change of control of us, which includes our Manager ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR LLC.

We refer to the UBS Master Repurchase Facility, the Citibank Master Repurchase Facility and the BMO Facility, collectively, as our Secured Financing Facilities. We refer to the UBS Master Repurchase Agreement and the Citibank Master Repurchase Agreement, collectively, as our Master Repurchase Agreements, and to our Master Repurchase Agreements, the BMO Loan Program Agreement and the BMO Facility Loan Agreements, collectively, as our Secured Financing Agreements. We refer to the UBS Guaranty, Citibank Guaranty and BMO Guaranty, collectively, as our Guarantees.

The weighted average interest rate for advancements under the UBS Master Repurchase Facility, the Citibank Master Repurchase Facility and the BMO Facility were 2.1%, 1.9% and 2.0%, respectively, for the year ended December 31, 2021.

As of December 31, 2021, we have not received a margin call under any of our Master Repurchase Agreements and we were in compliance with all of the covenants and other terms under our Secured Financing Agreements and Guarantees.

As of December 31, 2021 and February 14, 2022, we had aggregate outstanding principal balances under our Secured Financing Facilities of $340,869 and $278,782, respectively.

The table below summarizes our Secured Financing Agreements as of December 31, 2021:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate	Remaining Maturity (1) (years)	Principal Balance
Master Repurchase Agreements
UBS Master Repurchase Facility	$192,000	$167,928	$167,024	L + 1.99%	2.0	$225,868
Citibank Master Repurchase Facility	213,482	161,825	161,724	L + 1.92%	0.7	222,129
Asset Specific Financing
BMO Facility	100,000	11,116	10,879	S + 1.96%	2.7	14,821
Total/Weighted Average	$505,482	$340,869	$339,627		1.4	$462,818
(1)The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, assuming no borrower loan extension options have been exercised. Our UBS Master Repurchase Facility and Citibank Master Repurchase Facility mature on February 18, 2024 and November 6, 2022, respectively. Our BMO Facility matures at various dates based on the respective underlying loans held for investment.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
As of December 31, 2021, our outstanding borrowings had the following remaining maturities:

Principal Payments on Secured Financing Facilities
2022	$161,825
2023	50,483
2024	128,561
2025	—
2026	—
$340,869

For the year ended December 31, 2021, we recorded interest expense of $1,514, $724 and $15 related to our UBS Master Repurchase Facility, Citibank Master Repurchase Facility and BMO Facility, respectively. For the year ended December 31, 2020, we recorded interest expense of $1,208 related to our former revolving credit facility with BNP Paribas Prime Brokerage International Ltd. In November 2020, we repaid all outstanding amounts and terminated that facility.

Note 8. Fair Value of Financial Instruments
ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level I) and the lowest priority to unobservable inputs (Level III). A financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
As of December 31, 2021 and 2020, the carrying values of cash and cash equivalents, restricted cash and accounts payable approximate their fair values due to the short term nature of these financial instruments.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Secured Financing Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on LTV, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the current base interest.
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our consolidated balance sheets:

	As of December 31,
	2021 (Successor Basis)		2020 (Predecessor Basis)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$570,780	$597,669	$91,879	$91,879
Financial liabilities
Secured Financing Facilities	$339,627	$341,679	—	—

There were no transfers of financial assets or liabilities within the fair value hierarchy during the year ended December 31, 2021.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 9. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2021 Equity Compensation Plan, or the 2021 Plan. The values of the share awards are based upon the closing price of our common shares on Nasdaq on the date of award. The common shares awarded to our Trustees vest immediately. The common shares awarded to our officers and other employees of our Manager and of RMR LLC vest in five equal annual installments beginning on the date of award. We recognize the value of awarded shares in general and administrative expenses ratably over the vesting period. We recognize any share forfeitures as they occur.
On May 27, 2021, we awarded to each of our then five Trustees 3,000 of our common shares, valued at $12.10 per common share, the closing price of our common shares on Nasdaq on that day.
On October 1, 2021, we awarded to each of our then six Trustees 3,000 of our common shares, valued at $10.41 per common share, the closing price of our common shares on Nasdaq on that day.
On October 1, 2021, we awarded an aggregate of 83,000 of our common shares, valued at $10.41 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of our Manager and of RMR LLC.
A summary of shares granted, forfeited, vested and unvested under the terms of the 2021 Plan for the year ended December 31, 2021 is as follows:

	2021
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	—	$—
Shares granted	116,000	$10.63
Shares vested	(50,786)	$10.89
Shares granted at the Effective Time of the Merger	26,370	$10.31
Unvested shares, end of year	91,584	$10.39
The 91,584 unvested shares as of December 31, 2021 are scheduled to vest as follows: 28,415 shares in 2022, 25,306 shares in 2023, 21,263 shares in 2024 and 16,600 shares in 2025.
As of December 31, 2021, the estimated future compensation expense for the unvested shares was $903. The weighted average period over which the compensation expense will be recorded is approximately 24 months. During the year ended December 31, 2021, we recorded $627 of compensation expense related to the 2021 Plan. At December 31, 2021, 363,160 of our common shares remained available for issuance under the 2021 Plan.
Common Share Purchases
During the year ended December 31, 2021, we purchased 5,530 of our common shares from certain former and current officers and employees of our Manager and RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased during the year ended December 31, 2021 was $57.

Distributions
For the year ended December 31, 2021, we declared and paid distributions to common shareholders as follows:

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Record Date	Payment Date	Distribution per Share	Total Distribution
April 26, 2021	May 20, 2021	$0.15	$1,530
July 26, 2021	August 19, 2021	0.15	1,532
September 7, 2021	September 29, 2021	0.15	1,533
		$0.45	$4,595

On January 13, 2022, we declared a quarterly distribution of $0.25 per common share, or $3,649, to shareholders of record on January 24, 2022. We expect to pay this distribution to our shareholders on or about February 17, 2022 using cash on hand.
Distributions per share paid by us to our common shareholders for the year ended December 31, 2021 were $0.45. The characterization of our distributions for 2021 was 79% ordinary income and 21% return of capital.

Note 10. Management Agreement with our Manager
We have no employees. The personnel and various services we require to operate our business are provided to us by our Manager, pursuant to a management agreement, which provides for the day to day management of our operations by our Manager, subject to the oversight and direction of our Board of Trustees.
Prior Agreements with RMR Advisors

Administration Agreement. Prior to its merger with our Manager on January 6, 2021, RMR Advisors LLC, or RMR Advisors, performed administrative functions for us pursuant to an administration agreement with us. RMR Advisors was also a party to a subadministration agreement with State Street Bank and Trust Company, or State Street, to perform substantially all fund accounting and other administrative services for us. Under the administration agreement, RMR Advisors was entitled to reimbursement of the cost of providing administrative services. On January 6, 2021, RMR Advisors merged with and into our Manager, with our Manager being the surviving entity, and our Manager assumed the administration agreement with us and the subadministration agreement with State Street. Each of those agreements was terminated, effective March 16, 2021. We incurred administration service fees of $15 for the period from January 1, 2021 to March 16, 2021 and $77 for the year ended December 31, 2020, all of which related to the subadministration service fees payable by RMR Advisors to State Street and reimbursable by us; we did not incur any additional administration service fees beyond those reimbursable amounts for those periods.

Investment Advisory Agreement. Prior to January 5, 2021, RMR Advisors provided us with a continuous investment program, made day to day investment decisions and generally managed our business affairs in accordance with our investment objectives and policies as a registered investment company pursuant to an investment advisory agreement. The investment advisory agreement was terminated on January 5, 2021 with our deregistration as an investment company. Pursuant to the investment advisory agreement, RMR Advisors was compensated at an annual rate of 0.85% of our average daily managed assets. We incurred advisory fees of $22 for the period from January 1, 2021 to January 5, 2021 and $2,364 for the year ended December 31, 2020 which is included in advisory fees in our consolidated statement of operations. We incurred internal audit and compliance costs reimbursable to RMR Advisors of $145 for the year ended December 31, 2020.

Current Management Agreement with our Manager

Effective January 5, 2021, we entered into a new management agreement with our Manager. Prior to the Merger, our Manager also provided management services to TRMT.

In connection with the Merger, TRMT terminated its management agreement with our Manager, and our Manager waived its right to receive payment of the termination fees that would have otherwise resulted due to the Merger. In consideration of this waiver, we agreed that, effective upon consummation of the Merger and the termination of TRMT’s management agreement with our Manager, certain of the expenses our Manager had paid pursuant to TRMT’s management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with our Manager. See Note 1 for further information regarding this waiver and change to the "Termination Fee" and the Merger.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Our management agreement with our Manager provides for an annual base management fee and an incentive fee, payable in cash, among other terms:

•Base Management Fee. We are required to pay our Manager the annual base management fee equal to 1.5% of our “Equity”, payable in cash quarterly (0.375% per quarter) in arrears. Under our management agreement, “Equity” means (a) the sum of (i) our net asset value as of January 5, 2021, plus (ii) the net proceeds received by us from any future sale or issuance of shares of beneficial interest, plus (iii) our cumulative “Distributable Earnings,” as defined below, for the period commencing on January 5, 2021 to the end of the applicable most recent completed calendar quarter, less (b) (i) any distributions previously paid to holders of our common shares, (ii) any incentive fee previously paid to our Manager and (iii) any amount that we may have paid to repurchase our common shares. All items in the foregoing sentence (other than clause (a)(iii)) are calculated on a daily weighted average basis. As a result of the Merger, as of September 30, 2021, the net book value of TRMT was included as "Equity" under the management agreement.

•Incentive Fee. We are required to pay our Manager quarterly an incentive fee in arrears in cash equal to the difference between:

▪The product of (i) 20% and (ii) the difference between (A) our Distributable Earnings for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) our Equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year, and

▪The sum of any incentive fees paid to our Manager with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable).

No incentive fee shall be payable with respect to any calendar quarter unless Distributable Earnings for the 12 most         recently completed calendar quarters (or such lesser number of completed calendar quarters, if applicable) in the aggregate is greater than zero. Pursuant to the terms of our management agreement, no management incentive fees were payable until after the quarter ended March 31, 2021 and, thereafter, any management incentive fees are subject to our Manager earning those fees in accordance with the management agreement.

For purposes of the calculation of base management fees and incentive fees payable to our Manager under our management agreement, “Distributable Earnings” is defined as net income (or loss) attributable to our common shareholders, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss), and excluding: (a) the incentive fees earned by our Manager; (b) depreciation and amortization (if any); (c) non-cash equity compensation expense (if any); (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income or loss under GAAP); and (e) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussion between our Manager and our Independent Trustees and approved by a majority of our Independent Trustees. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. Pursuant to the terms of our management agreement, the exclusion of depreciation and amortization from the calculation of Distributable Earnings shall only apply with respect to real property we own.

Our shares of beneficial interest that are entitled to a specific periodic distribution or have other debt characteristics will not be included in “Equity” for the purpose of calculating incentive fees payable to our Manager. Instead, the aggregate distribution amount that accrues to such shares during the calendar quarter of such calculation will be subtracted from Distributable Earnings for purposes of calculating incentive fees, unless such distribution is otherwise already excluded from Distributable Earnings. Equity and Distributable Earnings as defined in our management agreement are non-GAAP financial measures and may be different from our shareholders’ equity and our net income calculated according to GAAP.

We recognized base management fees of $3,221 for the year ended December 31, 2021. No incentive fee was earned for the year ended December 31, 2021.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Term. The initial term of our management agreement ends on December 31, 2023, and the agreement will automatically renew for successive one year terms beginning January 1, 2024, and each January 1 thereafter, unless it is sooner terminated as detailed below.

Termination Rights. We have the right to terminate our management agreement with our Manager upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of our Independent Trustees based upon a determination that: (a) our Manager’s performance is unsatisfactory and materially detrimental to us or (b) the base management fee and incentive fee, taken as a whole, payable to our Manager under our management agreement are not fair to us (provided that, in the instance of (b), our Manager will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). Our management agreement may be terminated by our Manager before each annual renewal upon written notice delivered to our Board of Trustees no later than 180 days prior to an annual renewal date. We may also terminate our management agreement at any time without the payment of any termination fee, with at least 30 days’ prior written notice from us upon the occurrence of a “cause event,” as defined in the management agreement. Our Manager may terminate our management agreement in certain other circumstances, including if we become required to register as an investment company under the 1940 Act, as amended, for our uncured “material breach,” as defined in our management agreement, we materially reduce our Manager’s duties and responsibilities or scope of its authority under our management agreement or we cease or take steps to cease to conduct the business of originating or investing in CRE loans.

Termination Fee. In the event our management agreement is terminated by us without a cause event or by our Manager for a material breach, we will be required to pay our Manager a termination fee equal to: (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to our Manager during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such two year period based on such fees earned by our Manager during the period from the effective date of the agreement through the most recently completed calendar quarter prior to the termination date, plus (b) $1,600. No termination fee will be payable if our management agreement is terminated by us for a cause event or by our Manager without our material breach. In addition, as described above, in connection with the Merger and the termination of TRMT’s management agreement with our Manager, the initial organizational costs related to TRMT’s formation and the costs of its initial public offering and the concurrent private placement that our Manager had paid pursuant to that management agreement of $6,680 will be included in the “Termination Fee” under and as defined in our management agreement with our Manager.

Expense Reimbursement. Our Manager, and not us, is responsible for the costs of its employees who provide services to us, including the cost of our Manager’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. Generally, it is the practice of our Manager and RMR LLC to treat individuals who spend 50% or more of their business time providing services to our Manager as employees of our Manager. We are required to pay or to reimburse our Manager and its affiliates for all other costs and expenses of our operations, including but not limited to, the cost of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under our management agreement to be borne by our Manager. Some of these overhead, professional and other services are provided by RMR LLC pursuant to a shared services agreement between our Manager and RMR LLC. We reimburse our Manager for shared services costs our Manager pays to RMR LLC and its affiliates, and these reimbursements include an allocation of the cost of applicable personnel employed by RMR LLC and our share of RMR LLC’s costs of providing our internal audit function, with such shared services costs being subject to approval by a majority of our Independent Trustees at least annually. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. We incurred shared services costs of $1,565 for the year ended December 31, 2021, payable to our Manager as reimbursement for shared services costs it paid to RMR LLC. We include these amounts in reimbursement of shared services expenses in our consolidated statement of operations.

Business Opportunities. Under our management agreement, we and our Manager have agreed that for so long as our Manager is managing us, neither our Manager nor any of its affiliates, including RMR LLC, will sponsor or manage any other publicly traded REIT that invests primarily in first mortgage loans secured by middle market and transitional CRE located in the United States, unless such activity is approved by our Independent Trustees. However, our management agreement does not prohibit our Manager or its affiliates (including RMR LLC) or their respective directors, trustees, officers, employees or agents from competing or providing services to other persons, funds and investment vehicles, including Centre Street Finance LLC, a

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
private fund focused on originating and investing in mortgage loans, private REITs or other entities that may compete with us, including, among other things, with respect to the origination, acquisition, making, arranging or managing of first mortgage loans secured by middle market or transitional CRE or other investments like those we intend to make.

Because our Manager and RMR LLC will not be prohibited from competing with us in all circumstances, and RMR LLC provides management services to other companies, conflicts of interest exist with regard to the allocation of investment opportunities and for the time and attention of our Manager, RMR LLC and their personnel. Our management agreement acknowledges these conflicts of interest and, in that agreement, we agree that our Manager, RMR LLC and their subsidiaries may resolve such conflicts in good faith in their fair and reasonable discretion. In the case of such a conflict, our Manager, RMR LLC and their subsidiaries will endeavor to allocate such investment opportunities in a fair and reasonable manner, taking into account such factors as they deem appropriate.
Our management agreement also provides that if our Manager, its affiliates (including RMR LLC) or any of their respective directors, trustees, officers, employees or agents acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted by Maryland law.

Liability and Indemnification. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Pursuant to our management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our Board of Trustees in following or declining to follow its advice or recommendations. Under the terms of our management agreement, our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel will not be liable to us or any of our Trustees, shareholders or subsidiaries, or any of the trustees, directors or shareholders of any of our subsidiaries, for any acts or omissions related to the provision of services to us under our management agreement, except by reason of acts or omissions that have been determined in a final, non-appealable adjudication to have constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of our Manager under our management agreement. In addition, under the terms of our management agreement, we agree to indemnify, hold harmless and advance expenses to our Manager and its affiliates, including RMR LLC, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel from and against any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever, including all reasonable attorneys’, accountants’ and experts’ fees and expenses, arising from any acts or omissions related to the provision of services to us or the performance of any matters pursuant to an instruction by our Board of Trustees, except to the extent there is a final, non-appealable adjudication that such acts or omissions constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of our Manager under our management agreement. Such persons will also not be liable for trade errors that may result from ordinary negligence, including errors in the investment decision making or trade process.

Other. In addition to the fees and expense reimbursements payable to our Manager under our management agreement, our Manager and its affiliates may benefit from other fees paid to them in respect of our investments. For example, if we seek to securitize some of our CRE loans, our Manager or its affiliates may act as collateral manager. In any of these or other capacities, our Manager and its affiliates may receive fees for their services if approved by a majority of our Independent Trustees.

Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with our Manager, RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Our Manager is a subsidiary of RMR LLC, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR LLC. RMR LLC provides certain shared services to our Manager that are applicable to us, and we reimburse our Manager or pay RMR LLC for the amounts our Manager or RMR LLC pays for those services. One of our Managing Trustees and Chair of our Board of Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of our Manager, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR LLC. In connection with the Business Change, our Board of Trustees appointed Thomas J. Lorenzini as our President and G. Douglas Lanois as our Chief Financial Officer and Treasurer. Messrs. Lorenzini and Lanois succeeded Fernando Diaz and Brian E. Donley, respectively, who each resigned from our Company, effective January 5, 2021. In addition, on January 5, 2021, Jennifer B. Clark resigned as our Managing Trustee,

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
and our Board of Trustees elected Matthew P. Jordan as successor Managing Trustee to fill the vacancy created by Ms. Clark’s resignation. Also effective January 1, 2021, Mr. Jordan was appointed as a director and the president and chief executive officer of our Manager. Mr. Jordan is an officer of RMR Inc. and an officer and employee of RMR LLC, and Messrs. Lorenzini and Lanois are officers and employees of our Manager and/or RMR LLC.

Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the board and as a managing director or managing trustee of those companies and other officers of RMR LLC, including Mr. Jordan and certain of our other officers and officers of our Manager, serve as managing trustees, managing directors or officers of certain of these companies.

Our Manager, Tremont Realty Capital LLC. Our Manager provides management services to us pursuant to our management agreement. See Note 10 for further information regarding our management agreement. Our Manager also provided management services to TRMT until the Merger.

As of December 31, 2021, our Manager owned 825,651 of our common shares, or approximately 5.7% of our outstanding common shares.

RMR Advisors. Under our previous investment advisory agreement with RMR Advisors, RMR Advisors provided us with a continuous investment program, made day to day investment decisions and generally managed our business affairs in accordance with our investment objectives and policies. This agreement was terminated on January 5, 2021 in connection with the Business Change. Pursuant to this agreement, RMR Advisors was compensated at an annual rate of 0.85% of our average daily managed assets. See Note 10 for further information regarding our investment advisory agreement. RMR Advisors was a wholly owned subsidiary of RMR LLC until it merged out of existence pursuant to its merger with our Manager.

RMR Inc. and RMR LLC. RMR LLC provides certain shared services to our Manager which are applicable to us, and we reimburse our Manager or pay RMR LLC for the amounts our Manager or RMR LLC pays for those services. See Note 10 for further information regarding this shared services arrangement.

TRMT. As described further in Note 1, TRMT merged with and into us as of the Effective Time. Prior to the Merger, Adam D. Portnoy and Matthew P. Jordan, our Managing Trustees, were also TRMT’s managing trustees, Thomas J. Lorenzini, our President, also served as president of TRMT, and G. Douglas Lanois, our Chief Financial Officer and Treasurer, also served as chief financial officer and treasurer of TRMT. Joseph L. Morea, one of our Independent Trustees, previously served as an independent trustee of TRMT and Jeffrey P. Somers, one of our Independent Trustees, previously served as an independent trustee of TRMT. Effective as of the Effective Time, John L. Harrington resigned from our Board of Trustees; he had served as one of our Independent Trustees and as an independent trustee of TRMT.

Share Awards to our Officers and Employees of our Manager and RMR LLC. During the year ended December 31, 2021, we awarded to our officers and employees of our Manager and/or RMR LLC awards of 83,000 of our common shares, which were valued at $10.41 per share, based upon the per share closing price of our common shares on Nasdaq on the day those shares were issued. One fifth of these awards vested on the award date and one fifth vests on each of the next four anniversaries of the award date. These awards to employees of our Manager and RMR LLC are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to our Manager. We purchased common shares awarded to certain of our officers and employees of our Manager and/or RMR LLC in satisfaction of tax withholding obligations in connection with the vesting of awards of our common shares. See Note 9 for further information regarding these purchases.

Note 12. Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, or the IRC, effective for our 2020 taxable year. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are also subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our consolidated statement of operations. For the year ended December 31, 2021, we incurred income tax expense of $282 on realized gains on the disposition of our securities portfolio as a result of the Business Change.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 13. Weighted Average Common Shares
We calculate net income per common share - basic by dividing net income by the weighted average number of common shares outstanding during the period. We calculate net income per common share - diluted using the more dilutive of the two class or treasury stock method. Unvested share awards and other potentially dilutive common share issuances, and the related impact on earnings, are considered when calculating net income per common share - diluted.

The table below provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted net income per share (amounts in thousands):

For the Year Ended December 31, 2021
Weighted average common shares for basic net income per share	11,304
Effect of dilutive securities: unvested share awards	—
Weighted average common shares for diluted net income per share	11,304

Note 14. Commitments and Contingencies
Unfunded Loan Commitments
As of December 31, 2021, we had unfunded loan commitments of $57,772 related to our loans held for investment that are not reflected in our consolidated balance sheet. These unfunded loan commitments had a weighted average initial maturity of 2.1 years as of December 31, 2021. See Note 6 for further information related to our loans held for investment.
Secured Borrowings
As of December 31, 2021, we had an aggregate of $340,869 in principal amount outstanding under our Secured Financing Facilities with a weighted average life to maturity of 1.4 years. See Note 7 for further information regarding our secured debt agreements.
Note 15. Legal Proceedings
During the year ended December 31, 2021, eight lawsuits had been filed by purported shareholders of ours (then known as RMR Mortgage Trust, or RMRM) and TRMT in connection with the proposed Merger between us and TRMT. The lawsuits were brought by the plaintiffs individually and are captioned Bishins v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-05435 (S.D.N.Y., filed June 21, 2021), Lee v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-05618 (S.D.N.Y., filed June 29, 2021), Merewether v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-13116 (D.N.J., filed June 29, 2021) Parthenakis v. RMR Mortgage Trust, et al., Case No. 1:21-cv-05694 (S.D.N.Y, filed July 1, 2021); Carlisle v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-0748 (S.D.N.Y., filed September 3, 2021), Finger v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-07421 (S.D.N.Y., filed September 3, 2021); Whitfield v. Tremont Mortgage Trust, et al., Case No. 2:21-cv-03970 (S.D.N.Y., filed September 3, 2021); and Wilson v. Tremont Mortgage Trust, et al., Case No. 1:21-cv-07446 (S.D.N.Y., filed September 6, 2021), each, a complaint, and collectively, the complaints. The Bishins, Lee, Merewether, Carlisle, Finger, Whitfield and Wilson complaints named as defendants TRMT and the TRMT board of trustees. The Bishins and Lee complaints also named RMRM as a defendant. The Parthenakis complaint named as defendants RMRM and RMRM's Board of Trustees.

The plaintiffs generally asserted claims under Section 14(a) and Section 20(a) of the Exchange Act, contending that the registration statement on Form S-4, and serving as the preliminary joint proxy statement/prospectus, omitted or misrepresented material information regarding the proposed merger between us and TRMT. The complaints generally sought injunctive relief preventing us and TRMT from consummating the Merger, rescission or rescissory damages, an award of plaintiffs’ costs, including attorneys’ fees and expenses, and such other relief the court may deem just and proper. The Bishins complaint also sought a declaration that the Merger Agreement was entered into in breach of the Bishins individual defendants’ fiduciary duties and is therefore unlawful and unenforceable. The Lee, Merewether, Wilson, Finger and Whitfield complaints additionally sought a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act. The Lee, Merewether, Wilson and Whitfield complaints sought an order directing the defendants to disseminate a registration statement that does not contain any untrue or misleading statements of material fact. The Parthenakis complaint also sought an order requiring the Parthenakis

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
defendants to account to plaintiffs for all damages suffered as a result of their wrongdoing. On September 27, 2021, plaintiff in the Merewether action filed a notice of voluntary dismissal. On October 12, 2021, plaintiffs in the Lee, Finger, Carlisle, Whitfield and Wilson actions each filed a notice of voluntary dismissal. On October 14, 2021, the plaintiff in the Bishins action filed a notice of voluntary dismissal. On October 15, 2021, plaintiff in the Parthenakis action filed a notice of voluntary dismissal. We incurred $240 in connection with the final settlement of the complaints, which is included in other transaction related costs in our consolidated statement of operations.

SEVEN HILLS REALTY TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2021
(dollars in thousands)

Property Type/Location	Interest Rate	Maturity Date	Maximum Maturity Date (1)	Payment Terms (2)	Prior Liens (3)	Principal	Carrying Value
First Mortgage Loans (4)
Office, Downers Grove, IL	L + 4.25%	11/25/2023	11/25/2024	I/O	—	$29,500	$29,384
Lab, Durham, NC	L + 4.35%	12/17/2023	12/17/2025	I/O	—	13,500	13,398
Retail, Los Angeles, CA	L + 4.25%	12/17/2022	12/17/2024	I/O	—	18,374	18,409
Office / Industrial, Aurora, IL	L + 4.35%	12/18/2023	12/18/2024	I/O	—	14,710	14,660
Office, Miami, FL	L + 4.50%	01/19/2023	01/19/2025	I/O	—	10,900	10,893
Multifamily, Olmstead Falls, OH	L + 4.00%	01/28/2024	01/28/2026	I/O	—	45,820	45,576
Office / Industrial, Colorado Springs, CO	L + 4.50%	04/06/2024	04/06/2025	I/O	—	29,642	29,426
Industrial, Londonderry, NH	L + 4.00%	04/06/2024	04/06/2026	I/O	—	34,391	34,170
Office, Plano, TX	L + 4.75%	07/01/2024	07/01/2026	I/O	—	24,935	24,714
Multifamily, Portland, OR	L + 3.57%	07/09/2024	07/09/2026	I/O	—	19,688	19,524
Multifamily, Seattle, WA	L + 3.55%	08/16/2024	08/16/2026	I/O	—	12,229	12,112
Retail, Sandy Springs, GA	L + 3.75%	09/23/2024	09/23/2026	I/O	—	14,821	14,663
Office, St. Louis, MO	L + 3.25%	12/19/2022	12/19/2023	I/O	—	28,421	28,498
Retail, Coppell, TX	L + 3.50%	02/12/2022	02/12/2022	I/O	—	19,615	18,685
Office, Yardley, PA	L + 3.75%	12/19/2022	01/24/2025	I/O	—	14,265	12,437
Industrial, Allentown, PA	L + 3.50%	01/24/2023	01/24/2025	I/O	—	10,350	8,525
Office, Dublin, OH	L + 3.75%	02/18/2022	02/18/2023	I/O	—	21,735	20,708
Office, Westminster, CO	L + 3.75%	05/25/2024	05/25/2026	I/O	—	13,506	11,400
Multifamily, Portland, OR	L + 3.57%	07/30/2024	07/30/2026	I/O	—	13,400	11,291
Office, Dallas, TX	L + 3.25%	08/25/2024	08/25/2026	I/O	—	43,450	36,498
Office, Carlsbad, CA	L + 3.25%	10/27/2024	10/27/2026	I/O	—	23,740	23,499
Multifamily, Bellevue, WA	L + 3.85%	11/05/2024	11/05/2026	I/O	—	20,000	19,792
Multifamily, Ames, IA	L + 3.80%	11/15/2024	11/15/2026	I/O	—	17,680	17,499
Office, Downers Grove, IL	L + 4.25%	12/09/2024	12/09/2026	I/O	—	23,530	23,407
Retail, West Bloomfield, MI	L + 3.85%	12/16/2023	12/16/2024	I/O	—	37,388	36,968
Industrial, Summerville, SC	L + 3.50%	12/20/2024	12/20/2026	I/O	—	35,000	34,644
						$590,590	$570,780
(1)Maximum maturity assumes all extension option have been exercised, which options are subject to the borrower meeting certain conditions.
(2)I/O = interest only until final maturity.
(3)Represents only third party prior liens.
(4)As of December 31, 2021, none of our borrowers was delinquent in payment.

S-1

Reconciliation of Mortgage Loans on Real Estate:

Balance as of January 1, 2021	$91,879
Additions during the year:
Originations	347,366
Loans acquired in the Merger	205,593
Additional funding	4,710
Purchase discount accretion	18,932
Net amortization of deferred fees	1,835
Deductions during the year:
Repayment of mortgage loans	(59,197)
Deferred fees	(3,895)
Purchase discount on loans acquired in the Merger	(36,443)
Balance as of December 31, 2021	$570,780

S-1

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President
Dated: February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Lorenzini	President	February 17, 2022
Thomas J. Lorenzini

/s/ G. Douglas Lanois	Chief Financial Officer and Treasurer	February 17, 2022
G. Douglas Lanois	(principal financial and accounting officer)

/s/ Barbara D. Gilmore	Independent Trustee	February 17, 2022
Barbara D. Gilmore

/s/ Matthew P. Jordan	Managing Trustee	February 17, 2022
Matthew P. Jordan

/s/ William A. Lamkin	Independent Trustee	February 17, 2022
William A. Lamkin

/s/ Joseph L. Morea	Independent Trustee	February 17, 2022
Joseph L. Morea

/s/ Adam D. Portnoy	Managing Trustee	February 17, 2022
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 17, 2022
Jeffrey P. Somers