Form 10-Q
period 2022-03-31
Seven Hills Realty Trust
filed 2022-04-27
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of April 25, 2022: 14,597,079

SEVEN HILLS REALTY TRUST
FORM 10-Q
March 31, 2022

References in this Quarterly Report on Form 10-Q to SEVN, we, us or our mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$8,953	$26,197
Restricted cash	9	98
Loans held for investment, net	622,710	570,780
Prepaid expenses and other assets	3,353	2,918
Total assets	$635,025	$599,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$967	$1,561
Secured financing facilities, net	367,679	339,627
Due to related persons	1,126	1,111
Total liabilities	369,772	342,299

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,597,079 shares issued and outstanding	15	15
Additional paid in capital	237,706	237,624
Cumulative net income	35,776	24,650
Cumulative distributions	(8,244)	(4,595)
Total shareholders' equity	265,253	257,694
Total liabilities and shareholders' equity	$635,025	$599,993

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
INCOME FROM INVESTMENTS:
Interest income from investments	$9,579	$2,001
Purchase discount accretion	5,935	—
Less: interest and related expenses	(1,737)	—
Income from investments, net	13,777	2,001

OTHER EXPENSES:
Base management fees	1,063	715
General and administrative expenses	946	592
Reimbursement of shared services expenses	560	326
Other transaction related costs	37	—
Total other expenses	2,606	1,633

Income before income tax expense	11,171	368
Income tax expense	(45)	(18)
Net income	$11,126	$350

Weighted average common shares outstanding - basic	14,505	10,202
Weighted average common shares outstanding - diluted	14,519	10,202

Net income per common share - basic and diluted	$0.76	$0.03

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Balance at December 31, 2021	14,597	$15	$237,624	$24,650	$(4,595)	$257,694
Share grants	—	—	82	—	—	82
Net income	—	—	—	11,126	—	11,126
Distributions	—	—	—	—	(3,649)	(3,649)
Balance at March 31, 2022	14,597	$15	$237,706	$35,776	$(8,244)	$265,253

Net assets at December 31, 2020	10,202	$10	$192,884	$—	$—	$192,894
Net income	—	—	—	350	—	350
Balance at March 31, 2021	10,202	$10	$192,884	$350	$—	$193,244

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,126	$350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of purchase discount	(5,935)	—
Share based compensation	82	—
Amortization of deferred financing costs	209	—
Amortization of loan origination and exit fees	(1,298)	(254)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(520)	(219)
Accounts payable, accrued liabilities and deposits	(594)	(1,815)
Due to related persons	15	553
Net cash provided by (used in) operating activities	3,085	(1,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(90,036)	(54,840)
Additional funding of loans held for investment	(3,219)	(204)
Repayment of loans held for investment	48,643	—
Net cash used in investing activities	(44,612)	(55,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	130,160	—
Repayments under secured financing facilities	(101,597)	—
Payments of deferred financing costs	(720)	(76)
Distributions	(3,649)	—
Net cash provided by (used in) financing activities	24,194	(76)

Decrease in cash, cash equivalents and restricted cash	(17,333)	(56,505)
Cash, cash equivalents and restricted cash at beginning of period	26,295	103,564
Cash, cash equivalents and restricted cash at end of period	$8,962	$47,059

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,584	$—
Income taxes paid	$47	$1,830

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2022	2021
Cash and cash equivalents	$8,953	$46,839
Restricted cash	9	220
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$8,962	$47,059

See accompanying notes.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or our 2021 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include the fair value of financial instruments.

Note 2. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As a smaller reporting company, we expect to adopt ASU No. 2016-13 on January 1, 2023. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements. The effect of the adoption of ASU No. 2016-13, if material, will be presented as a cumulative-effect adjustment to equity as of the date of adoption.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the guidance for and recognitions of troubled debt restructurings for all entities that have adopted ASU No. 2016-13. Instead, an entity must apply the loan refinancing and restructure guidance in Accounting Standards Codification, or ASC, Topic 310, Receivables (Topic 310), to determine whether a modification results in a new loan or continuation of an existing loan. If a borrower is experiencing financial difficulty, enhanced disclosures are required. ASU No. 2022-02 also amended the guidance on vintage disclosures to require disclosure of current period gross write-offs by year of origination. We expect to adopt ASU No. 2022-02 prospectively on January 1, 2023, concurrently with the adoption of ASU No. 2016-13. We are currently assessing the potential impact the adoption of ASU No. 2022-02 will have on our condensed consolidated financial statements.
Note 3. Loans Held for Investment
We originate first mortgage loans secured by middle market and transitional commercial real estate, or CRE, which are generally to be held as long term investments. We funded our loan portfolio using cash on hand and advancements under our secured financing facilities. Additionally, we acquired the loan portfolio of Tremont Mortgage Trust, or TRMT, in the merger of TRMT with and into us on September 30, 2021, or the Merger, with our common shares. See Note 4 for further information regarding our secured financing agreements.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides overall statistics for our loan portfolio as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Number of loans	27	26
Total loan commitments	$684,547	$648,266
Unfunded loan commitments (1)	$47,812	$57,772
Principal balance	$636,831	$590,590
Carrying value	$622,710	$570,780
Weighted average coupon rate	4.57%	4.54%
Weighted average all in yield (2)	5.10%	5.08%
Weighted average floor	0.61%	0.68%
Weighted average maximum maturity (years) (3)	3.7	3.8
Weighted average risk rating	2.8	2.9
(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)     All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(3)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.

The tables below represent our loan activities during the three months ended March 31, 2022 and 2021:

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at December 31, 2021	$590,590	$(19,810)	$570,780
Additional funding	3,304	—	3,304
Originations	91,184	(1,148)	90,036
Repayments	(48,247)	—	(48,247)
Net amortization of deferred fees	—	902	902
Net purchase discount accretion	—	5,935	5,935
Balance at March 31, 2022	$636,831	$(14,121)	$622,710

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at December 31, 2020	$92,863	$(984)	$91,879
Additional funding	274	—	274
Originations	55,515	(675)	54,840
Net amortization of deferred fees	—	254	254
Balance at March 31, 2021	$148,652	$(1,405)	$147,247

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office (1)	13	$276,406	45%	13	$269,865	47%
Multifamily	6	142,220	23%	5	106,002	19%
Lab	—	—	—%	1	13,398	2%
Retail	6	145,012	23%	4	88,724	16%
Industrial (1)	2	59,072	9%	3	92,791	16%
	27	$622,710	100%	26	$570,780	100%
(1)    Two loan investments secured by mixed use properties consisting of office space and an industrial warehouse in Aurora, IL and Colorado Springs, CO are classified as office for the purpose of counting the number of loans in our portfolio because the majority of the square footage of the properties consists of office space. The carrying value of these loan investments is reflected in office and industrial based on the fair value of the buildings at the time of origination relative to the total fair value of the properties.

	March 31, 2022			December 31, 2021
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	3	$65,481	10%	3	$55,132	10%
South	8	190,383	31%	7	153,495	27%
West	8	147,126	24%	8	145,453	25%
Midwest	8	219,720	35%	8	216,700	38%
	27	$622,710	100%	26	$570,780	100%
Loan Credit Quality
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2021 Annual Report for more information regarding our loan risk ratings.

The following table allocates the carrying value of our loan portfolio at March 31, 2022 and December 31, 2021 based on our internal risk rating policy:

	March 31, 2022		December 31, 2021
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	8	147,472	4	94,743
3	17	448,922	21	463,600
4	2	26,316	1	12,437
5	—	—	—	—
	27	$622,710	26	$570,780
The weighted average risk rating of our loans by carrying value was 2.8 and 2.9 as of March 31, 2022 and December 31, 2021, respectively. The COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, some of which are the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Further, although economic activity in the U.S. has improved significantly from the low points during the pandemic to date, certain industries have not recovered to their pre-pandemic positions. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As of March 31, 2022, we had two loans representing approximately 4% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk".

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

We may enter into loan modifications that include among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Modifications that represent concessions to a borrower that is experiencing financial difficulties are classified as troubled debt restructurings and considered impaired.

In February 2022, we amended the agreement governing our loan secured by an office property located in Yardley, PA. As part of this amendment, the loan commitment was increased by $1,600, or the Additional Advance, and may be used to finance debt service costs and operating costs of the borrower and the initial maturity date was extended by one year to December 19, 2023. For purposes of calculating interest due to us for this loan, the Additional Advance is deemed to be outstanding as of the date of the amendment, regardless of whether such amounts have been advanced, at the London Interbank Offered Rate, or LIBOR, or a replacement base rate determined by us if LIBOR is no longer available, plus 12.0%. As of March 31, 2022, this loan had a risk rating of 4. The modification of this loan resulting from the amendment was determined not to be a troubled debt restructuring. However, we accounted for this modification as an extinguishment in accordance with ASC Topic 310, Receivables, because the changes to the terms were determined to be more than minor. As such, we recognized the related unaccreted purchase discount of $1,748 as interest income from investments in our condensed consolidated statements of income.

There were no other material modifications to our loan portfolio during the three months ended March 31, 2022.

We did not have any impaired loans or nonaccrual loans as of March 31, 2022 or December 31, 2021. As of March 31, 2022 and April 25, 2022, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

Note 4. Secured Financing Agreements
Our secured financing agreements at March 31, 2022 consisted of agreements that govern: our master repurchase facility with UBS AG, or UBS, or the UBS Master Repurchase Facility; our master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility; our facility loan program with BMO Harris Bank N.A., or BMO, or the BMO Facility, and our master repurchase facility with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Facility. We refer to the UBS Master Repurchase Facility, the Citibank Master Repurchase Facility and the Wells Fargo Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities. See our 2021 Annual Report for more information regarding our Secured Financing Facilities.
Wells Fargo Master Repurchase Facility

On March 11, 2022, one of our wholly owned subsidiaries entered into a master repurchase and securities agreement with Wells Fargo, or the Wells Fargo Master Repurchase Agreement, for the Wells Fargo Master Repurchase Facility. The Wells Fargo Master Repurchase Facility provides up to $125,000 in advances, with an option to increase the maximum facility amount to $250,000, subject to certain terms and conditions. We expect to use the Wells Fargo Master Repurchase Facility to finance the acquisition or origination of floating rate, commercial mortgage loans. We refer to our loan investments that secure advances we receive under any of our Secured Financing Facilities as the purchased assets. The expiration date of the Wells Fargo Master Repurchase Agreement is March 11, 2025, unless extended or earlier terminated in accordance with the terms of the Wells Fargo Master Repurchase Agreement.

Under the Wells Fargo Master Repurchase Facility, the initial purchase price paid by Wells Fargo for each purchased asset is up to 75% or 80%, depending on the property type of the purchased asset’s real estate collateral, of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, and subject to Wells Fargo’s approval. Upon the repurchase of a purchased asset, we are required to pay Wells Fargo the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Wells Fargo relating to such purchased asset. Interest on advancements under the Wells Fargo Master Repurchase Facility will be calculated at the Secured Overnight Financing Rate, or SOFR, plus a premium.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In connection with our Wells Fargo Master Repurchase Agreement, we entered into a guaranty, or the Wells Fargo Guaranty, which requires us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well as any costs and expenses of Wells Fargo related to our Wells Fargo Master Repurchase Agreement. The Wells Fargo Guaranty also contains financial covenants, which require us to maintain a minimum tangible net worth, a minimum liquidity and a minimum interest coverage ratio and to satisfy a total indebtedness to stockholders’ equity ratio.

Our Wells Fargo Master Repurchase Facility also contains margin maintenance provisions that provide Wells Fargo with the right, in certain circumstances related to a credit event, as defined in the Wells Fargo Master Repurchase Agreement, to redetermine the value of purchased assets. Where a decline in the value of such purchased assets has resulted in a margin deficit, Wells Fargo may require us to eliminate any margin deficit through a combination of purchased asset repurchases and cash transfers to Wells Fargo subject to Wells Fargo’s approval.

In addition, our Wells Fargo Master Repurchase Agreement provides for acceleration of the date of repurchase of the purchased assets by us and Wells Fargo’s liquidation of the purchased assets upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont Realty Capital LLC, or Tremont, ceasing to act as our sole manager or to be a wholly owned subsidiary of The RMR Group LLC, or RMR.

Citibank Master Repurchase Facility

On March 15, 2022, we amended and restated our master repurchase agreement with Citibank, or the Citibank Master Repurchase Agreement. The amended and restated Citibank Master Repurchase Agreement increased the maximum amount of available advancements under our Citibank Master Repurchase Facility to $215,000, extended the stated maturity date to March 15, 2025, and made certain other changes to the agreement and related fee letter, including replacing LIBOR with SOFR, for interest rate calculations on advancements under the Citibank Master Repurchase Facility and modifying certain pricing terms.

BMO Facility

On April 25, 2022, we amended our facility loan program agreement and the security agreement with BMO, or the BMO Loan Program Agreement, to increase the maximum principal amount available under our BMO Facility, from $100,000 to $150,000.

The weighted average interest rate for advancements under our Citibank Master Repurchase Facility, BMO Facility and UBS Master Repurchase Facility were 2.1%, 2.0% and 2.1%, respectively, for the quarter ended March 31, 2022.

As of March 31, 2022, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.

As of March 31, 2022 and April 25, 2022, we had a $369,432 and a $378,905, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.

As of March 31, 2022, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Principal Payments on Secured Financing Facilities
2022	$31,448
2023	86,996
2024	219,338
2025	31,650
2026	—
$369,432

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below summarizes our Secured Financing Facilities as of March 31, 2022 and December 31, 2021:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (2) (years)	Principal Balance
March 31, 2022:
UBS Master Repurchase Facility	$192,000	$127,278	$126,475	2.40%	1.8	$192,044
Citibank Master Repurchase Facility	215,000	159,878	159,557	2.32%	1.7	223,744
Wells Fargo Master Repurchase Facility	125,000	—	—	—	2.9	—
BMO Facility	100,000	82,276	81,647	2.16%	2.8	109,701
Total/weighted average	$632,000	$369,432	$367,679	2.32%	1.9	$525,489

December 31, 2021:
UBS Master Repurchase Facility	$192,000	$167,928	$167,024	2.09%	2.0	$225,868
Citibank Master Repurchase Facility	213,482	161,825	161,724	2.03%	0.7	222,129
BMO Facility	100,000	11,116	10,879	2.01%	2.7	14,821
Total/weighted average	$505,482	$340,869	$339,627	2.06%	1.4	$462,818
(1)The weighted average coupon rate is determined using LIBOR or SOFR plus a spread ranging from 1.80% to 2.30%, as applicable, for the respective borrowings under our Secured Financing Facilities.
(2)The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, assuming no borrower loan extension options have been exercised. As of March 31, 2022, our UBS Master Repurchase Facility, Citibank Master Repurchase Facility and Wells Fargo Master Repurchase Facility mature on February 18, 2024, March 15, 2025 and March 11, 2025, respectively. Our BMO Facility matures at various dates based on the respective underlying loans held for investment.

Note 5. Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level I) and the lowest priority to unobservable inputs (Level III). A financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
The carrying values of cash and cash equivalents, restricted cash and accounts payable approximate their fair values due to the short term nature of these financial instruments.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Secured Financing Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date, determined by significant unobservable market inputs, which include holding periods, discount rates based on loan to value ratio, or LTV, property types and loan pricing expectations which are corroborated by a comparison with other market participants to determine the appropriate market spread to add to the current base interest.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$622,710	$641,034	$570,780	$597,669
Financial liabilities
Secured Financing Facilities	$367,679	$369,140	$339,627	$341,679

There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2022.
Note 6. Shareholders' Equity
Distributions

For the three months ended March 31, 2022, we declared and paid a distribution to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 24, 2022	February 17, 2022	$0.25	$3,649
On April 14, 2022, we declared a quarterly distribution of $0.25 per common share, or $3,649, to shareholders of record on April 25, 2022. We expect to pay this distribution on May 19, 2022, using cash on hand.
Note 7. Management Agreement with Tremont
We have no employees. The personnel and various services we require to operate our business are provided to us by Tremont, pursuant to a management agreement, which provides for the day to day management of our operations by Tremont, subject to the oversight and direction of our Board of Trustees.

We pay Tremont an annual base management fee payable quarterly (0.375% per quarter) in arrears equal to 1.5% of our “Equity,” as defined under our management agreement. We recognized base management fees of $1,063 for the three months ended March 31, 2022 and base management and advisory fees of $737 for the three months ended March 31, 2021. Pursuant to the terms of our management agreement, management incentive fees became payable by us beginning with the quarter ended June 30, 2021, subject to Tremont earning those fees in accordance with the management agreement. We did not incur any management incentive fees for the three months ended March 31, 2022.

We are required to pay or to reimburse Tremont and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR, pursuant to a shared services agreement between Tremont and RMR. These reimbursements include an allocation of the cost of personnel employed by RMR and our share of RMR's costs for providing our internal audit function. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $634 and $352 payable to Tremont for the three months ended March 31, 2022 and March 31, 2021, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.

In connection with the Merger, TRMT terminated its management agreement with Tremont, and Tremont waived its right to receive payment of the termination fees that would have otherwise resulted due to the Merger. In consideration of this waiver, we agreed that, effective upon consummation of the Merger and the termination of TRMT's management agreement with Tremont, certain of the expenses Tremont had paid pursuant to its management agreement with TRMT will be included in the “Termination Fee” under and as defined in our existing management agreement with Tremont. See our 2021 Annual Report for further information regarding this waiver and change to the "Termination Fee" and the Merger.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Tremont is a subsidiary of RMR, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR. RMR provides certain shared services to Tremont that are applicable to us, and we reimburse Tremont or pay RMR for the amounts Tremont or RMR pays for those services. One of our Managing Trustees and Chair of our Board of Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of Tremont, the chair of the board of directors, a managing director, the president and chief executive officer of RMR Inc., and an officer and employee of RMR. Our other Managing Trustee, Matthew P. Jordan is an officer of RMR Inc. and an officer and employee of RMR, and our executive officers are officers of RMR and officers and employees of Tremont and/or RMR.

Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the boards and as a managing director or managing trustee of those companies. Other officers of RMR and Tremont, serve as managing trustees, managing directors or officers of certain of these companies.

Our Manager, Tremont Realty Capital LLC. We have a management agreement with Tremont to provide management services to us. See Note 7 for further information regarding our management agreement with Tremont. Tremont also provided management services to TRMT until the Merger.

Tremont Mortgage Trust. TRMT merged with and into us on September 30, 2021. Prior to the Merger, Adam D. Portnoy and Matthew P. Jordan, our Managing Trustees, were also TRMT’s managing trustees. Thomas J. Lorenzini, our President, also served as president of TRMT, and G. Douglas Lanois, our Chief Financial Officer and Treasurer, also served as chief financial officer and treasurer of TRMT. Three of our Independent Trustees, William A. Lamkin, Joseph L. Morea and Jeffrey P. Somers, previously served as independent trustees of TRMT. In addition, our former Independent Trustee, John L. Harrington, also previously served as an independent trustee of TRMT and he resigned both trusteeships effective as of the effective time of the Merger. See our 2021 Annual Report for further information regarding the Merger and the other Transactions.

For further information about these and other such relationships and certain other related person transactions, refer to our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and to our 2021 Annual Report.

Note 9. Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the IRC. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our condensed consolidated statements of operations.
Note 10. Weighted Average Common Shares
We calculate net income per common share - basic, using the two class method, by dividing net income by the weighted average number of common shares outstanding during the period. We calculate net income per common share - diluted using the more dilutive of the two class or treasury stock method. Unvested share awards and the related impact on earnings are considered when calculating net income per common share - basic and net income per common share - diluted.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides a reconciliation of the weighted average number of common shares used in the calculations of net income per common share (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021
Weighted average common shares for net income per common share - basic	14,505	10,202
Effect of dilutive securities: unvested share awards	14	—
Weighted average common shares for net income per common share - diluted	14,519	10,202

Note 11. Commitments and Contingencies
As of March 31, 2022, we had unfunded loan commitments of $47,812 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 2.1 years as of March 31, 2022. See Note 3 for further information related to our loans held for investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Annual Report.
OVERVIEW (dollars in thousands, except share data)
We are a Maryland REIT. Our business strategy is focused on originating and investing in floating rate first mortgage loans secured by middle market and transitional commercial real estate, or CRE. We define middle market CRE as commercial properties that have values up to $100,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. These mortgage loans are classified as loans held for investment in our condensed consolidated balance sheets. Loans held for investment are reported at cost, net of any unamortized loan fees, origination costs, premiums or discounts, as applicable, unless the assets are deemed impaired.

Tremont is registered with the Securities and Exchange Commission, or SEC, as an investment adviser under the Investment Advisers Act of 1940, as amended. We believe that Tremont provides us with significant experience and expertise in investing in middle market and transitional CRE.

We operate our business in a manner consistent with our qualification for taxation as a REIT under the IRC. As such, we generally are not subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act.

COVID-19 Pandemic
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the U.S. during the pandemic have been lifted and commercial activity in the U.S. has increasingly returned to pre-pandemic practices and operations. To date, the COVID-19 pandemic has not had a significant impact on our business.

There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity or otherwise render the virus reasonably manageable, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. As a result, we are unable to determine what the ultimate impact will be on our borrowers’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and Part 1, Item 1A, "Risk Factors", of our 2021 Annual Report.

Non-GAAP Financial Measures

We present Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings, Adjusted Distributable Earnings per common share and Adjusted Book Value per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent net income, net income per common share or cash generated from operating activities and should not be considered as an alternative to net income or net income per common share determined in accordance with GAAP or as an indication of our cash flows from operations determined in accordance with GAAP, measures of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share may not be comparable to non-GAAP financial measures as reported by other companies.

We believe that Adjusted Book Value per common share is a meaningful measure of our capital adequacy because it excludes the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. Adjusted Book Value per common share does not represent book value per common share or alternative measures determined in accordance with GAAP. Our methodology for calculating Adjusted Book Value per common share may differ from the methodologies employed by other companies to calculate the same or similar supplemental capital adequacy measures; therefore, our Adjusted Book Value per common share may not be comparable to the adjusted book value per common share reported by other companies.

In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share may be useful indicators of distributions to our shareholders and are measures that are considered by our Board of Trustees when determining the amount of distributions. We believe that Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share provide meaningful information to consider in addition to net income, net income per common share and cash flows from operating activities determined in accordance with GAAP. These measures help us to evaluate our performance excluding the effects of certain transactions, the variability of any management incentive fees that may be paid or payable and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is used in determining the amount of base management and management incentive fees payable by us to Tremont under our management agreement.

Distributable Earnings and Adjusted Distributable Earnings

We calculate Distributable Earnings and Distributable Earnings per common share as net income and net income per common share, respectively, computed in accordance with GAAP, including realized losses not otherwise included in net income determined in accordance with GAAP, and excluding: (a) the management incentive fees earned by Tremont, if any; (b) depreciation and amortization, if any; (c) non-cash equity compensation expense; (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income under GAAP), if any; and (e) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable.

We define Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share as Distributable Earnings and Distributable Earnings per common share, respectively, excluding the effects of certain non-recurring transactions.

Reconciliation of Book Value per Common Share to Adjusted Book Value per Common Share
The table below calculates our book value per common share and demonstrates how we calculate Adjusted Book Value per common share:

	March 31, 2022	December 31, 2021
Shareholders' equity	$265,253	$257,694
Total outstanding common shares	14,597	14,597
Book value per common share	18.17	17.65
Unaccreted purchase discount per common share	0.78	1.20
Adjusted Book Value per common share (1)	$18.95	$18.85
(1)Adjusted Book Value per common share is a non-GAAP financial measure that excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of March 31, 2022 and December 31, 2021, the unaccreted purchase discount was $11,458 and $17,391.

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Number of loans	27	26
Total loan commitments	$684,547	$648,266
Unfunded loan commitments (1)	$47,812	$57,772
Principal balance	$636,831	$590,590
Carrying value	$622,710	$570,780
Weighted average coupon rate	4.57%	4.54%
Weighted average all in yield (2)	5.10%	5.08%
Weighted average floor	0.61%	0.68%
Weighted average maximum maturity (years) (3)	3.7	3.8
Weighted average risk rating	2.8	2.9
Weighted average LTV (4)	68%	68%
(1)    Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)     All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(3)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(4)    LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of March 31, 2022:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (2) (date)	LTV(3)	Risk Rating
First mortgage loans
St. Louis, MO	Office	12/19/2018	$29,500	$28,917	L + 3.25%	L + 3.74%	12/19/2023	72%	2
Coppell, TX	Retail	02/05/2019	19,365	19,365	L + 3.50%	L + 4.24%	08/12/2022	73%	3
Yardley, PA	Office	12/19/2019	16,500	14,687	L + 4.58%	L + 5.80%	12/19/2024	75%	4
Allentown, PA	Industrial	01/24/2020	10,270	10,270	L + 3.50%	L + 4.03%	01/24/2025	67%	2
Dublin, OH	Office	02/18/2020	22,820	22,507	S + 3.75%	S + 4.95%	02/18/2023	33%	2
Downers Grove, IL	Office	09/25/2020	30,000	29,499	L + 4.25%	L + 4.69%	11/25/2024	67%	3
Los Angeles, CA	Retail	12/17/2020	24,600	19,142	L + 4.25%	L + 5.05%	12/17/2024	67%	3
Aurora, IL	Office / Industrial	12/18/2020	16,500	14,710	L + 4.35%	L + 5.04%	12/18/2024	73%	2
Miami, FL	Office	01/19/2021	10,900	10,900	L + 4.50%	L + 5.47%	01/19/2025	68%	2
Olmstead Falls, OH	Multifamily	01/28/2021	54,575	46,084	L + 4.00%	L + 4.64%	01/28/2026	63%	3
Colorado Springs, CO	Office / Industrial	04/06/2021	34,275	29,642	L + 4.50%	L + 5.03%	04/06/2025	73%	3
Westminster, CO	Office	05/25/2021	15,250	13,759	L + 3.75%	L + 4.20%	05/25/2026	66%	2
Plano, TX	Office	07/01/2021	27,385	25,209	L + 4.75%	L + 5.17%	07/01/2026	78%	3
Portland, OR	Multifamily	07/09/2021	19,689	19,688	L + 3.57%	L + 3.97%	07/09/2026	75%	3
Portland, OR	Multifamily	07/30/2021	13,400	13,400	L + 3.57%	L + 3.98%	07/30/2026	71%	4
Seattle, WA	Multifamily	08/16/2021	12,500	12,259	L + 3.55%	L + 3.89%	08/16/2026	70%	3
Dallas, TX	Office	08/25/2021	50,000	43,450	L + 3.25%	L + 3.61%	08/25/2026	72%	3
Sandy Springs, GA	Retail	09/23/2021	16,488	14,821	L + 3.75%	L + 4.11%	09/23/2026	72%	2
Carlsbad, CA	Office	10/27/2021	24,750	23,740	L + 3.25%	L + 3.59%	10/27/2026	78%	3
Bellevue, WA	Office	11/05/2021	21,000	20,000	L + 3.85%	L + 4.19%	11/05/2026	68%	3
Ames, IA	Multifamily	11/15/2021	18,000	17,680	L + 3.80%	L + 4.13%	11/15/2026	71%	3
Downers Grove, IL	Office	12/09/2021	23,530	23,530	L + 4.25%	L + 4.57%	12/09/2026	72%	3
West Bloomfield, MI	Retail	12/16/2021	42,500	37,388	L + 3.85%	L + 4.66%	12/16/2024	59%	3
Summerville, SC	Industrial	12/20/2021	35,000	35,000	L + 3.50%	L + 3.82%	12/20/2026	70%	2
Delray Beach, FL	Retail	03/18/2022	16,000	13,034	S + 4.25%	S + 5.00%	03/18/2026	56%	3
Starkville, MS	Multifamily	03/22/2022	37,250	35,950	S + 4.00%	S + 4.33%	03/22/2027	70%	3
Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.25%	03/29/2027	62%	3
Total/weighted average			$684,547	$636,831	+ 3.87%	+ 4.40%		68%	2.8
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

As of March 31, 2022, we had $684,547 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 27 first mortgage loans. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of our retail and hospitality collateral, which are some of the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Further, although economic activity in the U.S. has improved significantly from the low points during the pandemic to date, certain industries have not recovered to their pre-pandemic positions. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligation owed and due to us as currently scheduled. As of March 31, 2022, we had two loan representing approximately 4% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk”.

All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.

As of March 31, 2022 and April 25, 2022, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

We did not have any impaired loans, non-accrual loans or loans in default as of March 31, 2022; thus, we did not record a reserve for loan loss as of that date. However, depending on the duration and severity of the COVID-19 pandemic and any resulting economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis. For further information regarding our loan portfolio and the risks associated with it, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2021 Annual Report.
Financing Activities
On March 11, 2022, one of our wholly owned subsidiaries entered into our Wells Fargo Master Repurchase Agreement for the Wells Fargo Master Repurchase Facility. The Wells Fargo Master Repurchase Facility provides up to $125,000 in advances, with an option to increase the maximum facility to $250,000, subject to certain terms and conditions. We expect to use the Wells Fargo Master Repurchase Facility to finance the acquisition or origination of floating rate commercial mortgage loans. The expiration date of the Wells Fargo Master Repurchase Agreement is March 11, 2025, unless extended or earlier terminated in accordance with the terms of the Wells Fargo Master Repurchase Agreement. The Wells Fargo Master Repurchase Facility acts in the manner of a revolving credit facility that can be repaid as our loan investments are repaid and re-drawn as we fund new or additional loan investments.

On March 15, 2022, we amended and restated our Citibank Master Repurchase Agreement, which governs the Citibank Master Repurchase Facility. The amended and restated Citibank Master Repurchase Agreement extended the stated maturity date of the Citibank Master Repurchase Facility to March 15, 2025, and made certain other changes to the agreement and related fee letter, including replacing LIBOR with SOFR for interest rate calculations on advancements under the Citibank Master Repurchase Facility and modifying certain pricing terms.

On April 25, 2022, we amended and restated our BMO Loan Program Agreement, which increased the maximum facility amount from $100,000 to $150,000.

For further information regarding our Secured Financing Facilities, see Note 4 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The table below is an overview of our Secured Financing Facilities as of March 31, 2022:

	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
UBS Master Repurchase Facility	02/18/2024	$127,278	$64,722	$192,000	$192,044
Citibank Master Repurchase Facility	03/15/2025	159,878	55,122	215,000	223,744
Wells Fargo Master Repurchase Facility	03/11/2025	—	125,000	125,000	—
BMO Facility	Various	82,276	17,724	100,000	109,701
Total		$369,432	$262,568	$632,000	$525,489

The table below details our Secured Financing Facilities activities during the three months ended March 31, 2022:

Carrying Value
Balance as of December 31, 2021	$339,627
Borrowings	130,160
Repayments	(101,597)
Deferred fees	(720)
Amortization of deferred fees	209
Balance as of March 31, 2022	$367,679
As of March 31, 2022, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 2.32% per annum, excluding associated fees and expenses. As of March 31, 2022 and April 25, 2022, we had a $369,432 and a $378,905, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of March 31, 2022, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021:

	Three Months Ended
	March 31, 2022	December 31, 2021	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$9,579	$7,209	$2,370	32.9%
Purchase discount accretion	5,935	18,932	(12,997)	(68.7%)
Less: interest and related expenses	(1,737)	(1,573)	(164)	10.4%
Income from investments, net	13,777	24,568	(10,791)	(43.9%)

OTHER EXPENSES:
Base management fees	1,063	1,054	9	0.9%
General and administrative expenses	946	1,352	(406)	(30.0%)
Reimbursement of shared services expenses	560	615	(55)	(8.9%)
Other transaction related costs	37	589	(552)	(93.7%)
Total expenses	2,606	3,610	(1,004)	(27.8%)

Income before income tax expense	11,171	20,958	(9,787)	(46.7%)
Income tax expense	(45)	(302)	257	(85.1%)
Net income	$11,126	$20,656	$(9,530)	(46.1%)

Weighted average common shares outstanding - basic	14,505	14,506	(1)	—%
Weighted average common shares outstanding - diluted	14,519	14,507	12	0.1%

Net income per common share - basic and diluted	$0.76	$1.42	$(0.66)	(46.5%)

Interest income from investments. The increase in interest income from investments was primarily the result of prepayment premiums and accelerated amortization of the deferred fees of $2,402 on two loans repaid during the three months ended March 31, 2022, as well as a full quarter of interest income from investments on six loan investments that were originated during the three months ended December 31, 2021 and the interest income from the origination of three loan investments during the three months ended March 31, 2022.

Purchase discount accretion. The fair value of the loans acquired in the Merger exceeded the purchase price of the loans. In accordance with GAAP, a purchase discount was recorded for the difference between the fair value and purchase price of the loans acquired. The purchase discount was allocated to each acquired TRMT loan and is being accreted into income over the remaining term of the respective loan. During the three months ended December 31, 2021, three loans acquired in the Merger were repaid, resulting in the respective allocated purchase discount being fully accreted. No loans acquired in the Merger were repaid during the three months ended March 31, 2022; therefore, purchase discount accretion decreased.

Interest and related expenses. The increase in interest and related expenses was primarily the result of an increase in advances made to us under our Secured Financing Facilities and an increase in interest rates on those advances during the three months ended March 31, 2022 as compared to the three months ended December 31, 2021.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in share-based compensation and professional fees during the three months ended March 31, 2022 as compared to the three months ended December 31, 2021.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The decrease in reimbursement of shared services expenses was primarily the result of an adjustment recognized during the three months ended December 31, 2021 to increase our estimate of costs for the usage of shared services from RMR for the year ended December 31, 2021 to reflect actual costs incurred.
Other transaction related costs. The decrease in other transaction related costs was primarily the result of a decrease in the costs associated with the final settlement of legal complaints filed in connection with the Merger and our conversion from a Maryland statutory trust to a Maryland REIT during the three months ended December 31, 2021.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes. The decrease in income tax expense was primarily the result of income tax expense incurred during the three months ended December 31, 2021 on realized gains on the disposition of our securities portfolio upon our conversion from an investment company under the 1940 Act to a mortgage REIT.
Net income. The decrease in net income was due to the changes noted above.

Reconciliation of Net Income to Distributable Earnings and Adjusted Distributable Earnings
The table below demonstrates how we calculate Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share, which are non-GAAP measures, and provides a reconciliation of these non-GAAP measures to net income:

	Three Months Ended March 31, 2022	Three Months Ended December 31, 2021
Reconciliation of net income to Distributable Earnings and Adjusted Distributable Earnings:
Net income	$11,126	$20,656
Non-cash equity compensation expense	82	446
Non-cash accretion of purchase discount	(5,935)	(18,932)
Distributable Earnings	5,273	2,170
Other transaction related costs (1)	37	589
Income tax expense (2)	—	282
Adjusted Distributable Earnings	$5,310	$3,041

Weighted average common shares outstanding - basic	14,505	14,506
Weighted average common shares outstanding - diluted	14,519	14,507

Distributable Earnings per common share - basic and diluted	$0.36	$0.15
Adjusted Distributable Earnings per common share - basic and diluted	$0.37	$0.21

(1)Other transaction related costs for the three months ended March 31, 2022 include expenses related to the Merger and to our conversion from a Maryland statutory trust to a Maryland REIT. For the three months ended December 31, 2021, other transaction related costs include expenses related to our conversion from a Maryland statutory trust to a Maryland REIT and the final settlement of legal complaints filed in connection with the Merger.
(2)Income tax expense represents the portion of our income tax expense incurred on realized gains on the disposition of our securities portfolio upon our conversion from an investment company under the 1940 Act to a mortgage REIT.

Factors Affecting Operating Results

Our results of operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions and unanticipated defaults by our borrowers. For further information regarding the risks associated with our loan portfolio, see the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2021 Annual Report.

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

Although we intend to generally hold our investments for their contractual terms or until repaid earlier by the borrowers, we may occasionally classify some of our investments as held for sale. Investments held for sale will be carried at the lower of their amortized cost or fair value less costs to sell within loans held for sale on our condensed consolidated balance sheets, with changes in fair value recorded through earnings. Fees received from our borrowers on any loans held for sale will be recognized as part of the gain or loss on sale. Currently, we do not expect to hold any of our investments for trading purposes.

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
Market Conditions. CRE transaction total volume for 2021 exceeded the previous annual high watermark of 2019. Investor demand for CRE assets, historically low interest rates and strong property fundamentals, particularly for multifamily and industrial assets, have caused CRE valuations to continue to grow. These conditions continue to drive significant demand for CRE debt. CRE loan originations, driven by property acquisitions and refinancing activities of borrowers capitalizing on increasing property values, reached a record high in 2021. Investor demand for the relative risk adjusted returns offered by CRE debt investments has also contributed to the growth of the CRE mortgage loan market. This increased demand has allowed alternative lenders, like us, to continue to gain market share, as borrowers seek flexible capital to complete value add business plans to optimize property values or to have the option to sell or refinance in short to medium term time frames.

However, significant inflation experienced in 2022 and Russia's invasion of Ukraine, along with the additional supply chain issues and overall geopolitical risks have caused recent increased uncertainty in the CRE debt markets. The U.S. Federal Reserve's reaction to inflationary pressures has resulted in increased borrowing and transaction costs for both borrowers and lenders alike. Despite the recent increase in borrowing costs, nominal interest rates remain low, and CRE investors continue to see strength in the fundamentals of the U.S. CRE markets, especially in the multifamily and industrial sectors. Transaction activity and loan origination opportunities continue to be strong, as CRE investors are seemingly willing to accept higher borrowing costs in the short term as they perceive longer term upside to rent growth resulting from continued demand for affordable rental housing and industrial space.

Recovery from the impact of the COVID-19 pandemic on the hospitality and retail sectors continues to improve. Hotels located in destinations that can be driven to, select service hotels that offer services and amenities in moderation and extended stay hotels continue to see improvements in performance, along with increased investor and lender demand. Retail has performed better than many expected and investors continue to favor grocery anchored, service oriented and neighborhood shopping centers over larger shopping centers anchored by big box retailers, regional malls or lifestyle centers. However, the office sector continues to pose underwriting challenges, especially for older suburban assets, and there continues to be uncertainty surrounding the long term impacts of work-from-home and flexible work schedules on demand for office space.

While the debt capital markets experienced strong performance in 2021 and into the first quarter of 2022, we believe challenges remain. The longer term impact of the COVID-19 pandemic and the risk of future variants of the virus is still uncertain. Supply chain issues remain and inflation has started to impact the broader markets. The U.S. Federal Reserve raised interest rates in March 2022 and has indicated that it expects to raise interest rates several more times during 2022, which will continue to increase borrowing costs for property owners.

Despite these challenges, we believe that if and as the U.S. economy continues to grow, there will continue to be significant opportunities for alternative lenders like us to provide creative, flexible debt capital for a wide array of circumstances and business plans.

Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, to increase; (b) the value of our fixed rate investments, if any, to decline; (c) the coupon rates on our variable rate investments, to reset, perhaps on a delayed basis, to higher rates; and (d) it to become more difficult and costly for our borrowers, which may negatively impact their ability to repay our investments. See "—Market Conditions" above for a discussion of the current market including interest rates.

Conversely, decreases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, to decrease; (b) the value of our fixed rate investments, if any, to increase; (c) the coupon rates on our variable rate investments, to reset, perhaps on a delayed basis, to lower rates; and (d) it to become easier and more affordable for our borrowers to refinance, and as a result, repay our loans, but may negatively impact our future returns if any such repayment proceeds were to be reinvested in lower yielding investments.

The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as LIBOR and SOFR. Because we generally intend to leverage approximately 75% of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of March 31, 2022, LIBOR and SOFR were 0.45% and 0.30%, respectively, and would have to exceed the floor established by any of our loans, which currently range from 0.10% to 2.32%, for us to realize an increase in interest income.
Interest rates under our loan agreements with borrowers entered into prior to January 1, 2022 have been or are expected to be amended to replace LIBOR with SOFR prior to June 30, 2023, the date LIBOR is expected to no longer be available. Since January 1, 2022, interest rates under our new loan agreements with borrowers are based on SOFR. Our Citibank Master Repurchase Agreement was amended and restated in March 2022 to, among other things, replace LIBOR with SOFR for interest rate calculations on advances. Interest rates on advances under our BMO Facility and Wells Fargo Master Repurchase Facility have been based on SOFR since we entered into the agreements governing these facilities.

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

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Secured Financing Facilities or other repurchase agreements or financing arrangements we may obtain, which may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future, subject to the duration and severity of the COVID-19 pandemic and its economic impact on our borrowers and their ability to fund their debt service obligations owed to us. For further information regarding the risks associated with our loan portfolio, see Part I, Item 1A, "Risk Factors" of our 2021 Annual Report.

Pursuant to the terms of our UBS Master Repurchase Facility and our Citibank Master Repurchase Facility, we may sell to, and later repurchase from, UBS and Citibank, the purchased assets related to the applicable facility. The initial purchase price paid by UBS or Citibank of each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to UBS’s or Citibank's approval. Upon the repurchase of a purchased asset, we are required to pay UBS or Citibank, as applicable, the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of UBS or Citibank, as applicable, relating to such purchased asset. The interest rate relating to an existing UBS purchased asset is equal to one month LIBOR plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. The interest rate related to our Citibank purchased assets was amended March 15, 2022 as part of the amendment to the Citibank Master Repurchase Agreement to replace one month LIBOR with one month SOFR plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. UBS and Citibank each has the discretion to make advancements at margins higher than 75%.

Loans issued under the BMO Facility are coterminous with the corresponding pledged mortgage loan investments, are not subject to margin calls and allow for up to an 80% advance rate, subject to certain loan to cost and LTV limits. Interest on advancements under the BMO Facility are calculated at SOFR plus a premium. Loans issued under the BMO Facility are secured by a security interest and collateral assignment of the underlying loans to our borrowers which are secured by real property underlying such loans. We are required to pay an upfront fee equal to a percentage of the aggregate amount of the facility loan, such percentage to be determined at the time of approval of the separate facility loan agreements with BMO, or the BMO Facility Loan Agreements.

On March 11, 2022, one of our wholly owned subsidiaries entered into the Wells Fargo Master Repurchase Agreement for the Wells Fargo Master Repurchase Facility, pursuant to which we may sell to, and later repurchase from Wells Fargo, the purchased assets related to the facility. The initial purchase price paid by Wells Fargo for each purchased asset is up to 75% or 80%, depending on the property type of the purchased asset’s real estate collateral, of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, and subject to Wells Fargo’s approval. Upon the repurchase of a purchased asset, we are required to pay Wells Fargo the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Wells Fargo relating to such purchased asset. Interest on advancements under the Wells Fargo Master Repurchase Facility is calculated at SOFR plus a premium.

For further information regarding our Secured Financing Facilities, see Note 4 to the Unaudited Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and "—Overview-Financing Activities" above.

The following is a summary of our sources and uses of cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$26,295	$103,564
Net cash provided by (used in):
Operating activities	3,085	(1,385)
Investing activities	(44,612)	(55,044)
Financing activities	24,194	(76)
Cash, cash equivalents and restricted cash at end of period	$8,962	$47,059

The increase in cash provided by operating activities for the 2022 period compared to the 2021 period was primarily the result of our origination activities since April 1, 2021. Since April 1, 2021, we have increased the size of our loan portfolio from 7 loans to 27 loans as of March 31, 2022. The decrease in cash used in investing activities in the 2022 period compared to the 2021 period is primarily due to the repayment of loans in the 2022 period, partially offset by an increase in origination activity in the 2022 period. The increase in cash used in financing activities in the 2022 period compared to the 2021 period is primarily due to proceeds received from our Secured Financing Facilities, partially offset by repayments on our Secured Financing Facilities for the 2022 period. As of March 31, 2021, we had not yet borrowed any funds under our Secured Financing Facilities.

Distributions
During the three months ended March 31, 2022, we paid distributions to our common shareholders totaling $3,649, or $0.25 per common share, using cash on hand.

On April 14, 2022, we declared a quarterly distribution of $0.25 per common share, or $3,649, to shareholders of record on April 25, 2022. We expect to pay this distribution to our common shareholders on May 19, 2022 using cash on hand.
For further information regarding distributions, see Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2022 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$47,812	$6,450	$41,362	$—	$—
Principal payments on Secured Financing Facilities (2)	369,432	63,687	305,745	—	—
Interest payments (3)	17,495	8,512	8,983	—	—
	$434,739	$78,649	$356,090	$—	$—
(1)The allocation of our unfunded loan commitments is based on the current loan maturity date to which the individual commitments relate.
(2)The allocation of outstanding advancements under our Secured Financing Facilities is based on the earlier of the current maturity date of each loan investment with respect to which the individual borrowing relates or the maturity date of the respective Secured Financing Facilities.
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of March 31, 2022 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Debt Covenants
Our principal debt obligations as of March 31, 2022 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
In connection with our Master Repurchase Agreements, we entered into our guarantees, or the Master Repurchase Guarantees, which require us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well as any costs and expenses of UBS, Citibank and Wells Fargo, as applicable, related to our Master Repurchase Agreements. The Master Repurchase Guarantees contain financial covenants, which require us to maintain a minimum tangible net worth, a minimum liquidity and a minimum interest coverage ratio and to satisfy a total indebtedness to stockholders' equity ratio.
In connection with the BMO Loan Program Agreement, we have agreed to guarantee certain of the obligations under the BMO Loan Program Agreement and the BMO Facility Loan Agreements pursuant to a limited guaranty from us to and for the benefit of the administrative agent for itself and such other lenders, or the BMO Guaranty. Specifically, the BMO Guaranty requires us to guarantee 25% of the then current outstanding principal balance of the facility loans and 100% of losses or the entire indebtedness in the event of certain bad acts as well as any costs and expenses of the administrative agent or lenders related to the BMO Loan Program Agreement. In addition, the BMO Guaranty contains financial covenants that require us to maintain a minimum tangible net worth and a minimum liquidity and to satisfy a total indebtedness to stockholders’ equity ratio. The BMO Loan Program Agreement and the BMO Guaranty contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.
As of March 31, 2022, we had a $287,156 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of March 31, 2022, we had a $82,276 aggregate outstanding principal balance under the BMO Facility.
As of March 31, 2022, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 7 and 8 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2021 Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2021 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR, Tremont or their respective subsidiaries provide management services.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our expectations of the market demand for CRE debt and the volume of transactions and opportunities that will exist in the CRE debt market, including the middle market;

•Our ability to utilize our existing available Secured Financing Facilities and to obtain additional capital to enable us to attain our target leverage, to make additional investments and to increase our potential returns;

•Our ability to pay distributions to our shareholders and to increase and sustain the amount of such distributions;

•Our operating and investment targets, investment and financing strategies and leverage policies;
•Our expected operating results;
•The amount and timing of cash flows we receive from our investments;
•The ability of Tremont to make suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy;
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
•The credit qualities of our borrowers;
•Rising inflationary pressures, supply chain issues and geopolitical risks and their effects on demand for CRE debt, our borrowers' businesses and our results of operations and financial conditions;
•The ability and willingness of our borrowers to repay our investments in a timely manner or at all;
•Our projected leverage;
•The cost and availability of additional advancements under our Secured Financing Facilities or other debt financing we may obtain;
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

•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Tremont, RMR, and others affiliated with them; and
•Acts of terrorism, war, pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
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
•Our distributions and distribution rate are set from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our historical and projected income, our Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly, our future distribution rates may be increased or decreased and we can provide no assurances as to the rate at which future distributions will be paid;

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
•The impact of the COVID-19 pandemic affected all parts of the economy and continues to particularly affect certain aspects of the economy, including certain of our borrowers. In addition, current inflationary pressures, supply chain issues and geopolitical risks may adversely impact the economy and our borrowers' businesses and their ability and willingness to fund their obligations to us. As a result, we may not have sufficient capital to fund our debt obligations or to satisfy any margin calls or other commitments we may have under our Secured Financing Facilities, including as a result of any actions that our lenders under our Master Repurchase Facilities may take if our borrowers default on their loan obligations to us or the value of our collateral that secures those loans declines below required levels;

•Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make or sustain distributions to our shareholders;
•Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties;
•Tremont and RMR have limited historical experience managing or servicing mortgage REITs;
•We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur;
•Although, to date, our Master Repurchase Facility lenders have not instituted cash sweeps on our accounts and we have not received a margin call under our Master Repurchase Agreements, these lenders may do so in the future in accordance with such agreements;
•Continued availability of additional advancements under our Secured Financing Facilities is subject to us identifying suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy;
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Secured Financing Facilities is subject to approval by those lenders, whose approval we may not obtain;
•The phase out of LIBOR could negatively impact our investments and our debt financing arrangements;
•Actual costs under our Secured Financing Facilities and our other debt facilities will be higher than the applicable interest index rate plus a premium because of fees and expenses associated with our debt;
•We are dependent upon Tremont, its affiliates and their personnel. We may be unable to find suitable replacements if our management agreement is terminated;
•We believe that our relationships with our related parties, including our Managing Trustees, Tremont, RMR and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize;
•Our intention to remain exempt from registration under the 1940 Act imposes limits on our operations, and we may fail to remain exempt from registration under the 1940 Act; and
• Our failure to remain qualified for taxation as a REIT could have significant adverse consequences.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, the COVID-19 pandemic, inflation, war, geopolitical risks, natural disasters, global climate change or changes in capital markets or the economy generally.

The information contained elsewhere in this Quarterly Report on Form 10-Q and our 2021 Annual Report, or in our other filings with the SEC, including under the caption “Risk Factors”, herein or therein, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

Part II. Other Information

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2021 Annual Report.
Item 6. Exhibits

Exhibit Number	Description
3.1	Declaration of Trust of the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
3.2	Bylaws of the Company, dated December 22, 2021. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.1
Master Repurchase and Securities Contract, dated March 11, 2022, by and between Seven Hills WF Lender LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on March 16, 2022.)

10.2
Guarantee Agreement, dated March 11, 2022, by the Company, in favor of Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on March 16, 2022.)

10.3
Amended and Restated Master Repurchase Agreement, dated March 15, 2022, by and between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on March 16, 2022.)

10.4	First Amendment to Facility Loan Program Agreement and Security Agreement, dated April 25, 2022, by and between Seven Hills BH Lender, LLC and BMO Harris Bank N.A. (Filed herewith.)
10.5	First Amendment to Guaranty, dated April 25, 2022, by the Company, to and for the benefit of BMO Harris Bank N.A. † (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

† This document was previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on November 12, 2021, and has been amended to correct a scrivener’s error.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President
Dated: April 27, 2022

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: April 27, 2022