Form 10-Q
period 2022-06-30
Seven Hills Realty Trust
filed 2022-07-27
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of July 25, 2022: 14,638,063

SEVEN HILLS REALTY TRUST
FORM 10-Q
June 30, 2022

References in this Quarterly Report on Form 10-Q to SEVN, we, us or our mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$48,230	$26,197
Restricted cash	166	98
Loans held for investment, net	670,185	570,780
Prepaid expenses and other assets	3,108	2,918
Total assets	$721,689	$599,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$1,191	$1,561
Secured financing facilities, net	452,705	339,627
Due to related persons	1,063	1,111
Total liabilities	454,959	342,299

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value, 25,000,000 shares authorized; 14,638,063 and 14,597,079 shares issued and outstanding, respectively	15	15
Additional paid in capital	238,254	237,624
Cumulative net income	40,354	24,650
Cumulative distributions	(11,893)	(4,595)
Total shareholders' equity	266,730	257,694
Total liabilities and shareholders' equity	$721,689	$599,993

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INCOME FROM INVESTMENTS:
Interest income from investments	$8,869	$3,055	$18,448	$5,056
Purchase discount accretion	1,636	—	7,571	—
Less: interest and related expenses	(3,007)	(192)	(4,744)	(192)
Income from investments, net	7,498	2,863	21,275	4,864
OTHER EXPENSES:
Base management fees	1,063	721	2,126	1,436
General and administrative expenses	1,378	714	2,324	1,306
Reimbursement of shared services expenses	440	275	1,000	601
Other transaction related costs	—	—	37	—
Total other expenses	2,881	1,710	5,487	3,343
Income before income taxes	4,617	1,153	15,788	1,521
Income tax (expense) benefit	(39)	7	(84)	(11)
Net income	$4,578	$1,160	$15,704	$1,510

Weighted average common shares outstanding - basic and diluted	14,521	10,208	14,514	10,205

Net income per common share - basic and diluted	$0.31	$0.11	$1.08	$0.15

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Balance at December 31, 2021	14,597	$15	$237,624	$24,650	$(4,595)	$257,694
Share grants	—	—	82	—	—	82
Net income	—	—	—	11,126	—	11,126
Distributions	—	—	—	—	(3,649)	(3,649)
Balance at March 31, 2022	14,597	15	237,706	35,776	(8,244)	265,253
Share grants	42	—	548	—	—	548
Share forfeitures	(1)	—	—	—	—	—
Net income	—	—	—	4,578	—	4,578
Distributions	—	—	—	—	(3,649)	(3,649)
Balance at June 30, 2022	14,638	$15	$238,254	$40,354	$(11,893)	$266,730

Net assets at December 31, 2020	10,202	$10	$192,884	$—	$—	$192,894
Net income	—	—	—	350	—	350
Balance at March 31, 2021	10,202	10	192,884	350	—	193,244
Share grants	15	—	181	—	—	181
Net income	—	—	—	1,160	—	1,160
Distributions	—	—	—	—	(1,530)	(1,530)
Balance at June 30, 2021	10,217	$10	$193,065	$1,510	$(1,530)	$193,055

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,704	$1,510
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of purchase discount	(7,571)	—
Share based compensation	630	181
Amortization of deferred financing costs	474	34
Amortization of loan origination and exit fees	(2,112)	(641)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(400)	(2,660)
Accounts payable, accrued liabilities and deposits	(370)	(1,369)
Due to related persons	(48)	852
Net cash provided by (used in) operating activities	6,307	(2,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(141,335)	(117,255)
Additional funding of loans held for investment	(8,020)	(820)
Repayment of loans held for investment	59,843	—
Net cash used in investing activities	(89,512)	(118,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	223,948	49,172
Repayments under secured financing facilities	(109,773)	—
Payments of deferred financing costs	(1,571)	(431)
Distributions	(7,298)	(1,530)
Net cash provided by financing activities	105,306	47,211

Increase (decrease) in cash, cash equivalents and restricted cash	22,101	(72,957)
Cash, cash equivalents and restricted cash at beginning of period	26,295	103,564
Cash, cash equivalents and restricted cash at end of period	$48,396	$30,607

SUPPLEMENTAL DISCLOSURES:
Interest paid	$4,074	$120
Income taxes paid	$92	$2,477

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2022	2021
Cash and cash equivalents	$48,230	$30,402
Restricted cash	166	205
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$48,396	$30,607

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

Note 2. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As a smaller reporting company, we will adopt ASU No. 2016-13 on January 1, 2023. The amount of the allowance for credit losses established as a result of the adoption, will be presented as a cumulative-effect adjustment to reduce equity as of the date of adoption. We are currently assessing the amount of the allowance for credit losses that will be established as a result of the adoption of ASU No. 2016-13.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the guidance for and recognitions of troubled debt restructurings for all entities that have adopted ASU No. 2016-13. Instead, an entity must apply the loan refinancing and restructure guidance in Accounting Standards Codification, or ASC, Topic 310, Receivables (Topic 310), to determine whether a modification results in a new loan or continuation of an existing loan. If a borrower is experiencing financial difficulty, enhanced disclosures are required. ASU No. 2022-02 also amended the guidance on vintage disclosures to require disclosure of current period gross write-offs by year of origination. We will adopt ASU No. 2022-02 prospectively on January 1, 2023, concurrently with the adoption of ASU No. 2016-13. As of June 30, 2022, we have not recognized any troubled debt restructurings and do not expect the adoption of ASU No. 2022-02 to have a material impact on our condensed consolidated financial statements.
Note 3. Loans Held for Investment
We originate first mortgage loans secured by middle market and transitional commercial real estate, or CRE, which are generally to be held as long term investments. We funded our loan portfolio using cash on hand and advancements under our Secured Financing Facilities, as defined in Note 4. Additionally, we acquired the loan portfolio of Tremont Mortgage Trust, or TRMT, in the merger of TRMT with and into us on September 30, 2021, or the Merger. See Note 4 for further information regarding our secured financing agreements.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides overall statistics for our loan portfolio as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Number of loans	28	26
Total loan commitments	$734,883	$648,266
Unfunded loan commitments (1)	$52,694	$57,772
Principal balance	$682,285	$590,590
Carrying value	$670,185	$570,780
Weighted average coupon rate	5.14%	4.54%
Weighted average all in yield (2)	5.64%	5.08%
Weighted average floor	0.61%	0.68%
Weighted average maximum maturity (years) (3)	3.6	3.8
Weighted average risk rating	2.7	2.9
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

The tables below represent our loan activities during the three months ended June 30, 2022 and 2021:

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at March 31, 2022	$636,831	$(14,121)	$622,710
Additional funding	4,926	—	4,926
Originations	51,620	(321)	51,299
Repayments	(11,092)	(108)	(11,200)
Net amortization of deferred fees	—	814	814
Net purchase discount accretion	—	1,636	1,636
Balance at June 30, 2022	$682,285	$(12,100)	$670,185

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at March 31, 2021	$148,652	$(1,405)	$147,247
Additional funding	693	—	693
Originations	63,170	(755)	62,415
Net amortization of deferred fees	—	387	387
Balance at June 30, 2021	$212,515	$(1,773)	$210,742

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the six months ended June 30, 2022 and 2021:

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at December 31, 2021	$590,590	$(19,810)	$570,780
Additional funding	8,230	—	8,230
Originations	142,804	(1,469)	141,335
Repayments	(59,339)	(504)	(59,843)
Net amortization of deferred fees	—	2,112	2,112
Net purchase discount accretion	—	7,571	7,571
Balance at June 30, 2022	$682,285	$(12,100)	$670,185

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at December 31, 2020	$92,863	$(984)	$91,879
Additional funding	967	—	967
Originations	118,685	(1,430)	117,255
Net amortization of deferred fees	—	641	641
Balance at June 30, 2021	$212,515	$(1,773)	$210,742

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office (1)	12	$267,803	40%	13	$269,865	47%
Multifamily	8	194,387	29%	5	106,002	19%
Lab	—	—	—%	1	13,398	2%
Retail	6	148,255	22%	4	88,724	16%
Industrial (1)	2	59,740	9%	3	92,791	16%
	28	$670,185	100%	26	$570,780	100%
(1)    Two loan investments secured by mixed use properties consisting of office space and an industrial warehouse in Aurora, IL and Colorado Springs, CO are classified as office for the purpose of counting the number of loans in our portfolio because the majority of the square footage of each of the properties consists of office space. The carrying value of these loan investments is reflected in office and industrial based on the fair value of the buildings at the time of origination relative to the total fair value of the properties.

	June 30, 2022			December 31, 2021
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	3	$66,120	10%	3	$55,132	10%
South	7	181,890	27%	7	153,495	27%
West	9	173,245	26%	8	145,453	25%
Midwest	9	248,930	37%	8	216,700	38%
	28	$670,185	100%	26	$570,780	100%

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

The following table allocates the carrying value of our loan portfolio at June 30, 2022 and December 31, 2021 based on our internal risk rating policy:

	June 30, 2022		December 31, 2021
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	10	225,169	4	94,743
3	16	418,153	21	463,600
4	2	26,863	1	12,437
5	—	—	—	—
	28	$670,185	26	$570,780
The weighted average risk rating of our loans by carrying value was 2.7 and 2.9 as of June 30, 2022 and December 31, 2021, respectively. The COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of certain of our office and retail collateral, some of which are the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Further, although economic activity in the U.S. has improved significantly from the low points during the pandemic to date, certain industries have not recovered to their pre-pandemic positions, and current inflationary pressures and the possibility that the U.S. economy may now be in, or will soon enter into, a recession or downturn may amplify those, or introduce additional, negative impacts. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As of June 30, 2022, we had two loans representing approximately 4% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk".

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

In February 2022, we amended the agreement governing our loan secured by an office property located in Yardley, PA. As part of this amendment, the loan commitment was increased by $1,600, or the Additional Advance, and may be used to finance debt service costs and operating costs of the borrower and the initial maturity date was extended by one year to December 19, 2023. For purposes of calculating interest due to us for this loan, the Additional Advance is deemed to be outstanding as of the date of the amendment, regardless of whether such amounts have been advanced, at the London Interbank Offered Rate, or LIBOR, or a replacement base rate determined by us if LIBOR is no longer available, plus 12.0%. As of June 30, 2022, this loan had a risk rating of 4 and an outstanding principal balance of $14,972. The modification of this loan resulting from the amendment was determined not to be a troubled debt restructuring. However, we accounted for this modification as an extinguishment in accordance with ASC Topic 310, Receivables, because the changes to the terms were determined to be more than minor. As such, we recognized the related unaccreted purchase discount of $1,748 as interest income from investments in our condensed consolidated statements of income during the first quarter of 2022.

There were no other material modifications to our loan portfolio during the six months ended June 30, 2022.

We did not have any impaired loans or nonaccrual loans as of June 30, 2022 or December 31, 2021. As of June 30, 2022 and July 25, 2022, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 4. Secured Financing Agreements
Our secured financing agreements at June 30, 2022 consisted of agreements that govern: our master repurchase facility with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility; our facility loan program with BMO Harris Bank N.A., or BMO, or the BMO Facility, and our master repurchase facility with UBS AG, or UBS, or the UBS Master Repurchase Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities. See our 2021 Annual Report for more information regarding our Secured Financing Facilities.
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

UBS Master Repurchase Facility

On May 4, 2022, we amended and restated our master repurchase agreement with UBS, or the UBS Master Repurchase Agreement. The amended and restated UBS Master Repurchase Agreement, which was effective March 9, 2022, made certain changes to the agreement and related fee letter, including replacing LIBOR with SOFR for interest rate calculations on advancements under the UBS Master Repurchase Facility and modifying certain pricing terms.

As of June 30, 2022, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.

As of June 30, 2022 and July 25, 2022, we had a $455,044 and a $469,810, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.

As of June 30, 2022, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Principal Payments on Secured Financing Facilities
2022	$31,448
2023	94,117
2024	248,050
2025	81,429
2026 and thereafter	—
$455,044

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below summarizes our Secured Financing Facilities as of June 30, 2022 and December 31, 2021:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (2) (years)	Principal Balance
June 30, 2022:
Citibank Master Repurchase Facility	$215,000	$170,338	$170,013	3.32%	1.4	$237,917
UBS Master Repurchase Facility	192,000	135,003	134,300	3.57%	1.6	182,198
Wells Fargo Master Repurchase Facility	125,000	67,427	66,694	3.34%	2.7	88,446
BMO Facility	150,000	82,276	81,698	3.14%	2.5	109,897
Total/Weighted Average	$682,000	$455,044	$452,705	3.36%	1.9	$618,458

December 31, 2021:
UBS Master Repurchase Facility	$192,000	$167,928	$167,024	2.09%	2.0	$225,868
Citibank Master Repurchase Facility	213,482	161,825	161,724	2.03%	0.7	222,129
BMO Facility	100,000	11,116	10,879	2.01%	2.7	14,821
Total/weighted average	$505,482	$340,869	$339,627	2.06%	1.4	$462,818
(1)The weighted average coupon rate is determined using LIBOR or SOFR plus a spread ranging from 1.80% to 2.30%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity is determined using the current maturity date of the corresponding loans, assuming no borrower loan extension options have been exercised. As of June 30, 2022, our Citibank Master Repurchase Facility, UBS Master Repurchase Facility and Wells Fargo Master Repurchase Facility mature on March 15, 2025, February 18, 2024 and March 11, 2025, respectively. Our BMO Facility matures at various dates based on the respective underlying loans held for investment.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$670,185	$680,658	$570,780	$597,669
Financial liabilities
Secured Financing Facilities	$452,705	$452,585	$339,627	$341,679

There were no transfers of financial assets or liabilities within the fair value hierarchy during the six months ended June 30, 2022.
Note 6. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2021 Equity Compensation Plan, or the 2021 Plan. The values of the share awards are based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of award. The common shares that we have awarded to our Trustees vested immediately. The awards of common shares that we award to our officers and other employees of Tremont and of RMR vest in five equal annual installments beginning on the date of award. We recognize the value of awarded shares in general and administrative expenses ratably over the vesting period. We recognize any share forfeitures as they occur.
On May 26, 2022, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 6,000 of our common shares, valued at $10.66 per common share, the closing price of our common shares on the Nasdaq that day.
Distributions

For the six months ended June 30, 2022, we declared and paid a distribution to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 24, 2022	February 17, 2022	$0.25	$3,649
April 25, 2022	May 19, 2022	0.25	3,649
		$0.50	$7,298
On July 14, 2022, we declared a quarterly distribution of $0.25 per common share, or $3,660, to shareholders of record on July 25, 2022. We expect to pay this distribution on August 18, 2022, using cash on hand.
Note 7. Management Agreement with Tremont
We have no employees. The personnel and various services we require to operate our business are provided to us by Tremont, pursuant to a management agreement, which provides for the day to day management of our operations by Tremont, subject to the oversight and direction of our Board of Trustees.

We pay Tremont an annual base management fee payable quarterly (0.375% per quarter) in arrears equal to 1.5% of our “Equity,” as defined under our management agreement. We recognized base management fees of $1,063 and $721 for the three months ended June 30, 2022 and 2021, respectively, and $2,126 and $1,414 for the six months ended June 30, 2022 and 2021, respectively. Pursuant to the terms of our management agreement, management incentive fees became payable by us beginning with the quarter ended June 30, 2021, subject to Tremont earning those fees in accordance with the management agreement. We did not incur any management incentive fees for the three and six months ended June 30, 2022 and 2021.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Tremont, and not us, is responsible for the costs of its employees who provide services to us, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse Tremont and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR, pursuant to a shared services agreement between Tremont and RMR. These reimbursements include an allocation of the cost of personnel employed by RMR and our share of RMR's costs for providing our internal audit function. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $514 and $312 payable to Tremont for the three months ended June 30, 2022 and 2021, respectively, and $1,148 and $664 for the six months ended June 30, 2022 and 2021, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.

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

Our Manager, Tremont Realty Capital LLC. We have a management agreement with Tremont to provide management services to us. See Note 7 for further information regarding our management agreement with Tremont. Tremont also provided management services to TRMT until the Merger. On May 11, 2022, Tremont purchased 882,407 of our common shares from Diane Portnoy, the mother of Adam D. Portnoy. Tremont paid an aggregate purchase price of $9,469 for these shares, which represents a per share price based upon the average of the 90 day volume weighted average closing price per share and the 90 day straight average closing price per share of our common shares. As of June 30, 2022, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont) 13.5% of our outstanding common shares.

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
Note 10. Weighted Average Common Shares
We calculate net income per common share - basic using the two class method. We calculate net income per common share - diluted using the more dilutive of the two class or treasury stock method. Unvested share awards and the related impact on earnings are considered when calculating net income per common share - basic and net income per common share - diluted. For both the three and six months ended June 30, 2022 and 2021, the weighted averages shares - diluted was equal to the weighted average shares - basic.

Note 11. Commitments and Contingencies
As of June 30, 2022, we had unfunded loan commitments of $52,694 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.9 years as of June 30, 2022. See Note 3 for further information related to our loans held for investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Annual Report.
OVERVIEW (dollars in thousands, except share data)
We are a Maryland REIT. Our business strategy is focused on originating and investing in floating rate first mortgage loans secured by middle market and transitional CRE. We define middle market CRE as commercial properties that have values up to $100,000 and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. These mortgage loans are classified as loans held for investment in our condensed consolidated balance sheets. Loans held for investment are reported at cost, net of any unamortized loan fees, origination costs, premiums, discounts or reserves for loan losses, as applicable.

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

Non-GAAP Financial Measures

We present Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings, Adjusted Distributable Earnings per common share and Adjusted Book Value per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent net income, net income per common share or cash generated from operating activities and should not be considered as an alternative to net income or net income per common share determined in accordance with GAAP or as an indication of our cash flows from operations determined in accordance with GAAP, measures of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share may not be comparable to distributable earnings, distributable earnings per common share, adjusted distributable earnings and adjusted distributable earnings per common share, as reported by other companies.

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

	June 30, 2022	December 31, 2021
Shareholders' equity	$266,730	$257,694
Total outstanding common shares	14,638	14,597
Book value per common share	18.22	17.65
Unaccreted purchase discount per common share	0.67	1.20
Adjusted Book Value per common share (1)	$18.89	$18.85
(1)Adjusted Book Value per common share is a non-GAAP financial measure that excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of June 30, 2022 and December 31, 2021, the unaccreted purchase discount was $9,820 and $17,391, respectively.

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Number of loans	28	26
Total loan commitments	$734,883	$648,266
Unfunded loan commitments (1)	$52,694	$57,772
Principal balance	$682,285	$590,590
Carrying value	$670,185	$570,780
Weighted average coupon rate	5.14%	4.54%
Weighted average all in yield (2)	5.64%	5.08%
Weighted average floor	0.61%	0.68%
Weighted average maximum maturity (years) (3)	3.6	3.8
Weighted average risk rating	2.7	2.9
Weighted average LTV (4)	68%	68%
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
(4)    LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of June 30, 2022:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (2) (date)	LTV(3)	Risk Rating
First mortgage loans
St. Louis, MO	Office	12/19/2018	$29,500	$28,917	L + 3.25%	L + 3.74%	12/19/2023	72%	2
Coppell, TX	Retail	02/05/2019	19,365	19,365	L + 3.50%	L + 4.24%	08/12/2022	73%	3
Yardley, PA	Office	12/19/2019	16,500	14,972	L + 4.97%	L + 5.67%	12/19/2024	75%	4
Allentown, PA	Industrial	01/24/2020	10,078	10,078	L + 3.50%	L + 4.03%	01/24/2025	67%	2
Dublin, OH	Office	02/18/2020	22,820	22,507	S + 3.75%	S + 4.95%	02/18/2023	33%	2
Downers Grove, IL	Office	09/25/2020	30,000	29,500	L + 4.25%	L + 4.69%	11/25/2024	67%	3
Los Angeles, CA	Retail	12/17/2020	24,600	21,040	L + 4.25%	L + 5.03%	12/17/2024	67%	2
Aurora, IL	Office / Industrial	12/18/2020	17,460	15,105	L + 4.35%	L + 5.03%	12/18/2024	73%	2
Olmstead Falls, OH	Multifamily	01/28/2021	54,575	46,083	L + 4.00%	L + 4.64%	01/28/2026	63%	3
Colorado Springs, CO	Office / Industrial	04/06/2021	34,275	30,210	L + 4.50%	L + 5.02%	04/06/2025	73%	2
Westminster, CO	Office	05/25/2021	15,250	13,894	L + 3.75%	L + 4.20%	05/25/2026	66%	2
Plano, TX	Office	07/01/2021	27,385	25,209	L + 4.75%	L + 5.17%	07/01/2026	78%	3
Portland, OR	Multifamily	07/09/2021	19,687	19,687	L + 3.57%	L + 3.97%	07/09/2026	75%	3
Portland, OR	Multifamily	07/30/2021	13,400	13,400	L + 3.57%	L + 3.98%	07/30/2026	71%	4
Seattle, WA	Multifamily	08/16/2021	12,500	12,265	L + 3.55%	L + 3.89%	08/16/2026	70%	3
Dallas, TX	Office	08/25/2021	50,000	43,450	L + 3.25%	L + 3.61%	08/25/2026	72%	3
Sandy Springs, GA	Retail	09/23/2021	16,488	15,017	L + 3.75%	L + 4.11%	09/23/2026	72%	2
Carlsbad, CA	Office	10/27/2021	24,750	23,825	L + 3.25%	L + 3.58%	10/27/2026	78%	3
Bellevue, WA	Office	11/05/2021	21,000	20,000	L + 3.85%	L + 4.19%	11/05/2026	68%	3
Ames, IA	Multifamily	11/15/2021	18,000	17,680	L + 3.80%	L + 4.13%	11/15/2026	71%	2
Downers Grove, IL	Office	12/09/2021	23,530	23,530	L + 4.25%	L + 4.57%	12/09/2026	72%	3
West Bloomfield, MI	Retail	12/16/2021	42,500	37,388	L + 3.85%	L + 4.66%	12/16/2024	59%	3
Summerville, SC	Industrial	12/20/2021	35,000	35,000	L + 3.50%	L + 3.82%	12/20/2026	70%	2
Delray Beach, FL	Retail	03/18/2022	16,000	13,947	S + 4.25%	S + 4.96%	03/18/2026	56%	3
Starkville, MS	Multifamily	03/22/2022	37,250	36,396	S + 4.00%	S + 4.33%	03/22/2027	70%	3
Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.25%	03/29/2027	62%	3
Farmington Hills, MI	Multifamily	05/24/2022	31,520	28,520	S + 3.15%	S + 3.50%	05/24/2027	75%	3
Las Vegas, NV	Multifamily	06/10/2022	28,950	23,100	S + 3.30%	S + 4.08%	06/10/2027	60%	3
Total/weighted average			$734,883	$682,285	+ 3.82%	+ 4.33%		68%	2.7
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
As of June 30, 2022, we had $734,883 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 28 first mortgage loans. The impact from the COVID-19 pandemic has negatively impacted some of our borrowers’ business operations or tenants, particularly in the cases of certain of our office and retail collateral, which are some of the types of properties that have been most negatively impacted by the pandemic. We expect that those negative impacts may continue and may apply to other borrowers and/or their tenants. Further, although economic activity in the U.S. has improved significantly from the low points during the pandemic to date, certain industries have not recovered to their pre-pandemic positions, certain industries have not recovered to their pre-pandemic positions, and current inflationary pressures and the possibility that the U.S. economy may now be in, or will soon enter into, a recession or downturn may amplify those, or introduce additional, negative impacts. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected and certain of our borrowers may be unable to pay their debt service obligation owed and due to us as currently scheduled. As of June 30, 2022, we had two loan representing approximately 4% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk”. For further information and risks relating to the COVID-19 pandemic and current economic conditions on us and our business, see "—Factors Affecting our Operating Results" below and "Warning

Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors", of our 2021 Annual Report.

All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.

As of June 30, 2022 and July 25, 2022, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

We did not have any impaired loans, non-accrual loans or loans in default as of June 30, 2022; thus, we did not record a reserve for loan loss as of that date. However, depending on the duration and severity of the COVID-19 pandemic and any resulting economic downturn, our borrowers' businesses, operations and liquidity may be materially adversely impacted. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis. For further information regarding our loan portfolio and the risks associated with it, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2021 Annual Report.
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

On May 4, 2022, we amended and restated our UBS Master Repurchase Agreement. The amended and restated UBS Master Repurchase Agreement, which was effective March 9, 2022, made certain changes to the agreement and related fee letter, including replacing LIBOR with SOFR for interest rate calculations on advancements under the UBS Master Repurchase Facility and modifying certain pricing terms.

For further information regarding our Secured Financing Facilities, see Note 4 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The table below is an overview of our Secured Financing Facilities as of June 30, 2022:

Secured Financing Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	03/15/2025	$170,338	$44,662	$215,000	$237,917
UBS Master Repurchase Facility	02/18/2024	135,003	56,997	192,000	182,198
Wells Fargo Master Repurchase Facility	03/11/2025	67,427	57,573	125,000	88,446
BMO Facility	Various	82,276	67,724	150,000	109,897
Total		$455,044	$226,956	$682,000	$618,458

The table below details our Secured Financing Facilities activities during the three months ended June 30, 2022:

Carrying Value
Balance at March 31, 2022	$367,679
Borrowings	93,788
Repayments	(8,176)
Deferred fees	(851)
Amortization of deferred fees	265
Balance at June 30, 2022	$452,705

The table below details our Secured Financing Facilities activities during the six months ended June 30, 2022:

Carrying Value
Balance at December 31, 2021	$339,627
Borrowings	223,948
Repayments	(109,773)
Deferred fees	(1,571)
Amortization of deferred fees	474
Balance at June 30, 2022	$452,705
As of June 30, 2022, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 3.36% per annum, excluding associated fees and expenses. As of June 30, 2022 and July 25, 2022, we had a $455,044 and a $469,810, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of June 30, 2022, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$8,869	$9,579	$(710)	(7.4%)
Purchase discount accretion	1,636	5,935	(4,299)	(72.4%)
Less: interest and related expenses	(3,007)	(1,737)	(1,270)	73.1%
Income from investments, net	7,498	13,777	(6,279)	(45.6%)
OTHER EXPENSES:
Base management fees	1,063	1,063	—	—%
General and administrative expenses	1,378	946	432	45.7%
Reimbursement of shared services expenses	440	560	(120)	(21.4%)
Other transaction related costs	—	37	(37)	(100.0%)
Total expenses	2,881	2,606	275	10.6%
Income before income taxes	4,617	11,171	(6,554)	(58.7%)
Income tax expense	(39)	(45)	6	(13.3%)
Net income	$4,578	$11,126	$(6,548)	(58.9%)

Weighted average common shares outstanding - basic	14,521	14,505	16	0.1%
Weighted average common shares outstanding - diluted	14,521	14,519	2	—%

Net income per common share - basic and diluted	$0.31	$0.76	$(0.45)	(59.2%)

Interest income from investments. The decrease in interest income from investments was primarily the result of prepayment premiums and accelerated amortization of deferred fees on two loans repaid during the three months ended March 31, 2022 of $2,402, partially offset by the impact of three loan investments originated during the first quarter of 2022, two loan investments originated during the second quarter of 2022 and higher interest rates since April 1, 2022.

Purchase discount accretion. The fair value of the loans acquired in the Merger exceeded the purchase price of the loans. In accordance with GAAP, a purchase discount was recorded for the difference between the fair value and purchase price of the loans acquired. The purchase discount was allocated to each acquired TRMT loan and is being accreted into income over the remaining term of the respective loan. Two loans were fully amortized during the three months ended March 31, 2022 as a result of their repayment; therefore, purchase discount accretion decreased quarter over quarter.

Interest and related expenses. The increase in interest and related expenses was primarily the result of an increase in advances made to us under our Secured Financing Facilities and higher interest rates during the three months ended June 30, 2022 as compared to the three months ended March 31, 2022.

General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based compensation of $448 resulting from common shares awarded to our Trustees during the second quarter of 2022, partially offset by a reduction in professional fees during the three months ended June 30, 2022 as compared to the three months ended March 31, 2022.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The decrease in reimbursement of shared services expenses was primarily the result of an adjustment to our estimate of costs for the usage of shared services from RMR.
Other transaction related costs. Other transaction related costs incurred during the three months ended March 31, 2022 primarily consisted of audit fees relate to the Merger.

Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The decrease in net income was due to the changes noted above.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$18,448	$5,056	$13,392	264.9%
Purchase discount accretion	7,571	—	7,571	n/m
Less: interest and related expenses	(4,744)	(192)	(4,552)	n/m
Income from investments, net	21,275	4,864	16,411	337.4%
OTHER EXPENSES:
Base management fees	2,126	1,436	690	48.1%
General and administrative expenses	2,324	1,306	1,018	77.9%
Reimbursement of shared services expenses	1,000	601	399	66.4%
Other transaction related costs	37	—	37	n/m
Total expenses	5,487	3,343	2,144	64.1%
Income before income taxes	15,788	1,521	14,267	938.0%
Income tax expense	(84)	(11)	(73)	663.6%
Net income	$15,704	$1,510	$14,194	940.0%

Weighted average common shares outstanding - basic and diluted	14,514	10,205	4,309	42.2%

Net income per common share - basic and diluted	$1.08	$0.15	$0.93	620.0%
n/m - not meaningful

Interest income from investments. The increase in interest income from investments was primarily the result of interest income generated from the 17 loans originated or acquired since July 1, 2021 and prepayment premiums and accelerated amortization of deferred fees on two loans repaid during the six months ended June 30, 2022 of $2,402.

Purchase discount accretion. The fair value of the loans acquired in the Merger on September 30, 2021 exceeded the purchase price of the loans. In accordance with GAAP, a purchase discount was recorded for the difference between the fair value and purchase price of the loans acquired. The purchase discount was allocated to each acquired TRMT loan and is being accreted into income over the remaining term of the respective loan.

Interest and related expenses. The increase in interest and related expenses was primarily the result of an increase in advances made to us under our Secured Financing Facilities and higher interest rates during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Base management fees. The increase in base management fees was primarily due to the Merger. As a result of the Merger, the net book value of TRMT, as of September 30, 2021, was included as "Equity" for purposes of determining the base management fee and incentive fee, if any, under the management agreement.

General and administrative expenses. The increase in general and administrative expenses was primarily due to increases in share based compensation, insurance, professional fees and fees paid to our Trustees for their services during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The increase in reimbursement of shared services expenses was primarily the result of increased usage of shared services after the Merger on September 30, 2021.

Other transaction related costs. Other transaction related costs primarily consisted of audit fees related to the Merger during the six months ended June 30, 2022.
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

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Reconciliation of net income to Distributable Earnings and Adjusted Distributable Earnings:
Net income	$4,578	$11,126	$15,704	$1,510
Non-cash equity compensation expense	548	82	630	182
Non-cash accretion of purchase discount	(1,636)	(5,935)	(7,571)	—
Distributable Earnings	3,490	5,273	8,763	1,692
Other transaction related costs (1)	—	37	37	—
Adjusted Distributable Earnings	$3,490	$5,310	$8,800	$1,692

Weighted average common shares outstanding - basic	14,521	14,505	14,514	10,205
Weighted average common shares outstanding - diluted	14,521	14,519	14,514	10,205

Net income per common share - basic and diluted	$0.31	$0.76	$1.08	$0.15
Distributable Earnings per common share - basic and diluted	$0.24	$0.36	$0.60	$0.17
Adjusted Distributable Earnings per common share - basic and diluted	$0.24	$0.37	$0.61	$0.17

(1)Other transaction related costs for the three months ended March 31, 2022 and six months ended June 30, 2022 include expenses related to the Merger.

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

Changes in Fair Value of our Assets. We generally intend to hold our investments for their contractual terms, unless repaid earlier by the borrowers. We evaluate our investments for impairment at least quarterly. Impairments occur when it is probable that we will not be able to collect all amounts due according to the applicable contractual terms. If we determine that a loan is impaired, we will record a reserve to reduce the carrying value of the loan to an amount that takes into account both the present value of expected future cash flows discounted at the loan's contractual effective interest rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value.

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
Market Conditions. CRE transactions for 2021 exceeded the previous annual high watermark of 2019. Investor demand for CRE assets, historically low interest rates and strong property fundamentals resulted in increased CRE valuations. Record transaction volumes and increasing CRE valuations continued into 2022; however, inflationary pressures and geopolitical concerns caused widespread macroeconomic uncertainty and volatility. In response to inflationary pressures, the U.S. Federal Reserve increased the federal funds rate by 25 basis points in March 2022, 50 basis points in May 2022 and 75 basis points in June 2022, the largest single increase in nearly 30 years, and has signaled that further large increases are likely to occur. The U.S. Federal Reserve's actions have caused increased borrowing costs and volatility in the CRE debt markets, while concerns of a possible recession have caused increased credit spreads. Combined, these factors are resulting in increased conservatism in underwriting standards in the CRE debt markets. Tighter underwriting standards, which are resulting in lower leveraged loans, have caused some buyers to seek to reprice, or in some circumstances, cancel pending transactions entirely. As a result, CRE transaction total volume for the second quarter of 2022 has slowed but is still expected to meet or exceed transaction volumes for the same period of each of the five years prior to the COVID-19 pandemic.
The CRE industry is traditionally a lagging indicator of economic conditions and CRE assets have historically tended to perform well in periods of inflation. Despite the recent increase in borrowing costs and macroeconomic and geopolitical uncertainties, CRE investors continue to see strength in the fundamentals of the U.S. CRE markets. We believe that we are in a period of price resetting, as buyers and sellers of CRE assets recalibrate their expectations and CRE investors and lenders reprice and reconsider risk in the current higher interest rate environment. Some investors have in the past viewed CRE as a hedge against inflation, with long term earnings potential from rent growth resulting from continued demand for certain CRE asset classes, such as affordable rental housing and industrial space, and acquisition and financing opportunities may continue to exist for borrowers able to accept higher borrowing costs in the short term.
Recovery from the impact of the COVID-19 pandemic continues to vary among different market sectors. Hotels located in destinations that can be driven to, select service hotels that offer services and amenities in moderation and extended stay hotels continue to see improvements in performance, along with increased investor and lender demand. Additionally, hotel assets are uniquely positioned to reprice daily and take advantage of inflationary pressures, provided demand remains strong and challenges related to increased labor costs can be managed effectively. Retail has performed better than many expected thus far, but recession concerns and reductions in discretionary spending in response to inflation may have a negative impact on certain retailers. Investors have continued to favor grocery anchored, service oriented and neighborhood shopping centers over larger shopping centers anchored by big box retailers, regional malls or lifestyle centers. The office sector continues to pose underwriting challenges, especially for older urban assets, and there continues to be uncertainty surrounding the long term impacts of work-from-home and flexible work schedules on demand for office space.
The debt capital markets experienced strong performance in 2021 and into the first quarter of 2022. CRE debt providers continue to be willing and able to extend credit to borrowers, albeit at lower leverage levels and with higher credit spreads. Market volatility and the increase in interest rates has not affected all lenders equally. Banks and life insurance companies have reduced their leverage ratios and increased credit spreads, but continue to originate new loans, while lenders that rely on secondary markets to finance their lending activities have experienced other challenges. Credit spreads in the secondary market for commercial mortgage-backed securities, or CMBS, and CRE collateralized loan obligations, or CLO, bonds have widened substantially due to competing demand for alternative fixed income investments. As a result, some lenders who originate and sell loans into the CRE CLO market as a means of financing have been forced to sell their loans at a discount or have chosen to wait until market volatility subsides and credit spreads stabilize, causing a slowdown in loan originations.

In addition to increased overall borrowing costs, lenders may experience challenges due to increasing interest rates on floating rate loan portfolios. Floating rate loans are often used to finance transitional properties with a business plan to increase cash flows, allowing for increasing debt costs to be serviced. Lenders are impacted by the ability of their borrowers to service their debt while implementing their business plans and, as a result, lenders' underwriting criteria may become more conservative. Additionally, floating rate lenders typically limit interest rate risk by requiring borrowers to obtain interest rate caps or swaps to limit the impact of rising rates on a property’s ability to service its debt. While interest rate caps and swaps on existing loans protect lenders in periods of rising interest rates, the cost to the borrower to obtain interest rate caps or swaps on new loans may result in decreased loan amounts.
We believe the CRE lending industry is well positioned to face these challenges. Unlike in the years leading up to the financial crisis of 2008, underwriting standards have remained consistent and there continues to be significant sources of liquidity, both in the form of debt and equity capital, for the CRE sector. We believe there will continue to be significant opportunities for alternative lenders like us to provide creative, flexible debt capital for a wide array of circumstances and business plans.
Changes in Market Interest Rates. With respect to our business operations, increases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, to increase; (b) the value of our fixed rate investments, if any, to decline; (c) the coupon rates on our variable rate investments to reset, perhaps on a delayed basis, to higher rates; and (d) it to become more difficult and costly for our borrowers, which may negatively impact their ability to repay our investments. See "—Market Conditions" above for a discussion of the current market including interest rates.

Conversely, decreases in interest rates, in general, may cause: (a) the interest expense associated with our variable rate borrowings, to decrease; (b) the value of our fixed rate investments, if any, to increase; (c) the coupon rates on our variable rate investments to reset, perhaps on a delayed basis, to lower rates; and (d) it to become easier and more affordable for our borrowers to refinance, and as a result, repay our loans, but may negatively impact our future returns if any such repayment proceeds were to be reinvested in lower yielding investments.
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as LIBOR and SOFR. Because we generally intend to leverage approximately 75% of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of June 30, 2022, LIBOR and SOFR were 1.79% and 1.69%, respectively, and would have to exceed the floor established by any of our loans, which currently range from 0.10% to 2.32%, for us to realize an increase in interest income.
Interest rates under our loan agreements with borrowers entered into prior to January 1, 2022 have been or are expected to be amended to replace LIBOR with SOFR prior to June 30, 2023, the date LIBOR is expected to no longer be available. Since January 1, 2022, interest rates under our new loan agreements with borrowers are based on SOFR. Our Citibank Master Repurchase Agreement and UBS Master Repurchase Agreement were amended and restated effective March 2022 to, among other things, replace LIBOR with SOFR for interest rate calculations on advances. Interest rates on advances under our BMO Facility and Wells Fargo Master Repurchase Facility have been based on SOFR since we entered into the agreements governing these facilities.

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

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Secured Financing Facilities or other repurchase agreements or financing arrangements we may obtain, which may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future. For further information regarding the risks associated with our loan portfolio, see Part I, Item 1A, "Risk Factors" of our 2021 Annual Report and elsewhere in this Management Discussion and Analysis of Financial Condition and Operating Results.

Pursuant to the terms of our UBS Master Repurchase Facility and our Citibank Master Repurchase Facility, we may sell to, and later repurchase from, UBS and Citibank, the purchased assets related to the applicable facility. The initial purchase price paid by UBS or Citibank of each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to UBS’s or Citibank's approval. Upon the repurchase of a purchased asset, we are required to pay UBS or Citibank, as applicable, the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of UBS or Citibank, as applicable, relating to such purchased asset. The interest rate relating to an existing UBS purchased asset is equal to one month LIBOR plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. The interest rates related to our Citibank and UBS purchased assets were amended earlier this year as part of the amendments to the Citibank Master Repurchase Agreement and UBS Master Repurchase Agreement to replace one month LIBOR with one month SOFR plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. UBS and Citibank each has the discretion to make advancements at margins higher than 75%.

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

For further information regarding our Secured Financing Facilities, see Note 4 to the Unaudited Condensed Consolidated Financial Statements included in Part I Item 1, of this Quarterly Report on Form 10-Q and "—Overview-Financing Activities" above.

The following is a summary of our sources and uses of cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$26,295	$103,564
Net cash provided by (used in):
Operating activities	6,307	(2,093)
Investing activities	(89,512)	(118,075)
Financing activities	105,306	47,211
Cash, cash equivalents and restricted cash at end of period	$48,396	$30,607

The increase in cash provided by operating activities for the 2022 period compared to the 2021 period was primarily the result of our origination activities. As of June 30, 2022, we have increased the size of our loan portfolio from 9 loans to 28 loans since July 1, 2021. The decrease in cash used in investing activities is primarily due to the repayment of loans in the 2022 period, partially offset by an increase in origination activity in the 2022 period. The increase in cash used in financing activities is primarily due to increased proceeds received from our Secured Financing Facilities during the 2022 period, partially offset by repayments on our Secured Financing Facilities and an increase in distributions to our common shareholders for the 2022 period.

Distributions
During the six months ended June 30, 2022, we paid distributions to our common shareholders totaling $7,298, or $0.50 per common share, using cash on hand.
On July 14, 2022, we declared a quarterly distribution of $0.25 per common share, or $3,660, to shareholders of record on July 25, 2022. We expect to pay this distribution to our common shareholders on August 18, 2022 using cash on hand.
For further information regarding distributions, see Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2022 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$52,694	$4,551	$48,143	$—	$—
Principal payments on Secured Financing Facilities (2)	455,044	55,512	399,532	—	—
Interest payments (3)	29,061	14,547	14,514	—	—
	$536,799	$74,610	$462,189	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of June 30, 2022 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
Debt Covenants

Our principal debt obligations as of June 30, 2022 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS,

Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
In connection with our Master Repurchase Agreements, we entered into our guarantees, or the Master Repurchase Guarantees, which require us to guarantee 25% of the aggregate repurchase price and 100% of losses in the event of certain bad acts, as well as any costs and expenses of UBS, Citibank and Wells Fargo, as applicable, related to our Master Repurchase Agreements. The Master Repurchase Guarantees contain financial covenants, which require us to maintain a minimum tangible net worth, a minimum liquidity and a minimum interest coverage ratio and to satisfy a total indebtedness to stockholders' equity ratio.
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
As of June 30, 2022, we had a $372,768 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of June 30, 2022, we had a $82,276 aggregate outstanding principal balance under the BMO Facility.
As of June 30, 2022, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our expectations of the impact of inflation, geopolitical risk and possible economic recession on the CRE lending market, us and our borrowers;
•Our expectations of the market demand for CRE debt and the volume of transactions and opportunities that will exist in the CRE debt market, including the middle market;

•Our ability to utilize our existing available Secured Financing Facilities and to obtain additional capital to enable us to attain our target leverage, to make additional investments and to increase our potential returns;

•The impact of the COVID-19 pandemic on us and our borrowers;

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

•Our belief that there will be significant opportunities for us to provide creative, flexible debt capital for a wide array of circumstances and business plans and our ability to successfully act on those opportunities and to benefit as a result;

•The expectation that the secondary debt markets will stabilize in the latter half of 2022;

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
•Although, to date, we have not received a margin call under our Master Repurchase Agreements, these lenders may do so in the future in accordance with such agreements;
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
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, pandemics, such as a continuation of the COVID-19 pandemic, inflation, war, geopolitical risks, natural disasters, global climate change or changes in capital markets or the economy generally.

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
10.1
First Amendment to Facility Loan Program Agreement and Security Agreement, dated April 25, 2022, by and between Seven Hills BH Lender, LLC and BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by the Company on April 27, 2022.)

10.2
First Amendment to Guaranty, dated April 25, 2022, by the Company, to and for the benefit of BMO Harris Bank N.A. † (Incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed by the Company on April 27, 2022.)

10.3	Amendment No. 2 to Master Repurchase Agreement, dated March 9, 2022, by and between RMTG Lender LLC and UBS AG. (Filed herewith.)
10.4	Summary of Trustee Compensation. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on May 27, 2022.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

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
Dated: July 27, 2022

By:	/s/ G. Douglas Lanois
G. Douglas Lanois Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: July 27, 2022