Form 10-Q
period 2022-09-30
Seven Hills Realty Trust
filed 2022-10-26
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of October 24, 2022: 14,709,426

SEVEN HILLS REALTY TRUST
FORM 10-Q
September 30, 2022

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$76,371	$26,197
Restricted cash	66	98
Loans held for investment, net	695,154	570,780
Prepaid expenses and other assets	3,608	2,918
Total assets	$775,199	$599,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$1,508	$1,561
Secured financing facilities, net	503,514	339,627
Due to related persons	1,768	1,111
Total liabilities	506,790	342,299

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value, 25,000,000 shares authorized; 14,713,623 and 14,597,079 shares issued and outstanding, respectively	15	15
Additional paid in capital	238,417	237,624
Cumulative net income	45,530	24,650
Cumulative distributions	(15,553)	(4,595)
Total shareholders' equity	268,409	257,694
Total liabilities and shareholders' equity	$775,199	$599,993

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INCOME FROM INVESTMENTS:
Interest income from investments	$11,650	$4,510	$30,098	$9,566
Purchase discount accretion	1,596	—	9,167	—
Less: interest and related expenses	(5,447)	(488)	(10,191)	(680)
Income from investments, net	7,799	4,022	29,074	8,886
OTHER EXPENSES:
Base management fees	1,064	731	3,190	2,167
General and administrative expenses	1,016	433	3,340	1,739
Reimbursement of shared services expenses	520	349	1,520	950
Other transaction related costs	—	—	37	—
Total other expenses	2,600	1,513	8,087	4,856
Income before income taxes	5,199	2,509	20,987	4,030
Income tax expense	(23)	(25)	(107)	(36)
Net income	$5,176	$2,484	$20,880	$3,994

Weighted average common shares outstanding - basic	14,551	10,263	14,526	10,225
Weighted average common shares outstanding - diluted	14,551	10,264	14,526	10,225

Net income per common share - basic and diluted	$0.35	$0.24	$1.43	$0.39

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Balance at December 31, 2021	14,597	$15	$237,624	$24,650	$(4,595)	$257,694
Share grants	—	—	82	—	—	82
Net income	—	—	—	11,126	—	11,126
Distributions	—	—	—	—	(3,649)	(3,649)
Balance at March 31, 2022	14,597	15	237,706	35,776	(8,244)	265,253
Share grants	42	—	548	—	—	548
Share forfeitures	(1)	—	—	—	—	—
Net income	—	—	—	4,578	—	4,578
Distributions	—	—	—	—	(3,649)	(3,649)
Balance at June 30, 2022	14,638	15	238,254	40,354	(11,893)	266,730
Share grants	85	—	259	—	—	259
Share repurchases	(9)	—	(96)	—	—	(96)
Net income	—	—	—	5,176	—	5,176
Distributions	—	—	—	—	(3,660)	(3,660)
Balance at September 30, 2022	14,714	$15	$238,417	$45,530	$(15,553)	$268,409

Net assets at December 31, 2020	10,202	$10	$192,884	$—	$—	$192,894
Net income	—	—	—	350	—	350
Balance at March 31, 2021	10,202	10	192,884	350	—	193,244
Share grants	15	—	181	—	—	181
Net income	—	—	—	1,160	—	1,160
Distributions	—	—	—	—	(1,530)	(1,530)
Balance at June 30, 2021	10,217	10	193,065	1,510	(1,530)	193,055
Issuance of shares	4,285	5	44,170	—	—	44,175
Net income	—	—	—	2,484	—	2,484
Distributions	—	—	—	—	(3,065)	(3,065)
Balance at September 30, 2021	14,502	$15	$237,235	$3,994	$(4,595)	$236,649

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,880	$3,994
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(9,167)	—
Share based compensation	889	181
Amortization of deferred financing costs	784	87
Amortization of loan origination and exit fees	(2,935)	(1,212)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,092)	(855)
Accounts payable, accrued liabilities and deposits	(53)	(1,814)
Due to related persons	657	916
Net cash provided by operating activities	9,963	1,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(179,265)	(187,989)
Additional funding of loans held for investment	(12,095)	(2,458)
Repayment of loans held for investment	79,490	18,433
Payment of merger related costs	—	(6,160)
Cash assumed in merger	—	11,070
Net cash used in investing activities	(111,870)	(167,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	284,867	97,715
Repayments under secured financing facilities	(119,905)	(10,332)
Payments of deferred financing costs	(1,859)	(698)
Repurchase of common shares	(96)	—
Distributions	(10,958)	(4,595)
Net cash provided by financing activities	152,049	82,090

Increase (decrease) in cash, cash equivalents and restricted cash	50,142	(83,717)
Cash, cash equivalents and restricted cash at beginning of period	26,295	103,564
Cash, cash equivalents and restricted cash at end of period	$76,437	$19,847

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Interest paid	$8,728	$467
Income taxes paid	$92	$2,477
NON-CASH INVESTING ACTIVITIES
Loans held for investment acquired by issuance of common shares	$—	$162,990
Working capital net liabilities assumed	$—	$924
NON-CASH FINANCING ACTIVITIES
Assumption of master repurchase facility	$—	$128,962
Issuance of common shares	$—	$44,175

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2022	2021
Cash and cash equivalents	$76,371	$19,298
Restricted cash	66	549
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$76,437	$19,847

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

Note 2. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. As a smaller reporting company, we will adopt ASU No. 2016-13 on January 1, 2023. The amount of the allowance for credit losses established as a result of the adoption will be presented as a cumulative-effect adjustment to reduce equity as of the date of adoption.
While we are currently evaluating the impact ASU No. 2016-13 will have on our condensed consolidated financial statements, we expect that the adoption will result in an increased amount of provisions for potential loan losses and for such provisions to be recognized earlier in the credit cycle. We currently do not have any provisions for loan losses recorded in our condensed consolidated financial statements.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the guidance for and recognitions of troubled debt restructurings for all entities that have adopted ASU No. 2016-13. Instead, an entity must apply the loan refinancing and restructure guidance in Accounting Standards Codification, or ASC, Topic 310, Receivables (Topic 310), to determine whether a modification results in a new loan or continuation of an existing loan. If a borrower is experiencing financial difficulty, enhanced disclosures are required. ASU No. 2022-02 also amended the guidance on vintage disclosures to require disclosure of current period gross write-offs by year of origination. We will adopt ASU No. 2022-02 prospectively on January 1, 2023, concurrently with the adoption of ASU No. 2016-13. As of September 30, 2022, we have not recognized any troubled debt restructurings and do not expect the adoption of ASU No. 2022-02 to have a material impact on our condensed consolidated financial statements.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides overall statistics for our loan portfolio as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Number of loans	28	26
Total loan commitments	$763,076	$648,266
Unfunded loan commitments (1)	$57,712	$57,772
Principal balance	$705,460	$590,590
Carrying value	$695,154	$570,780
Weighted average coupon rate	6.59%	4.54%
Weighted average all in yield (2)	7.10%	5.08%
Weighted average floor	0.55%	0.68%
Weighted average maximum maturity (years) (3)	3.5	3.8
Weighted average risk rating	2.9	2.9
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

The tables below represent our loan activities during the three months ended September 30, 2022 and 2021:

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at June 30, 2022	$682,285	$(12,100)	$670,185
Additional funding	4,267	—	4,267
Originations	38,440	(510)	37,930
Repayments	(19,532)	(115)	(19,647)
Net amortization of deferred fees	—	823	823
Net purchase discount accretion	—	1,596	1,596
Balance at September 30, 2022	$705,460	$(10,306)	$695,154

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at June 30, 2021	$212,515	$(1,773)	$210,742
Additional funding	1,710	—	1,710
Originations	71,534	(800)	70,734
Repayments	(18,433)	—	(18,433)
Net amortization of deferred fees	—	571	571
Loans acquired in Merger (1)	204,692	901	205,593
Purchase discount on loans acquired in Merger	—	(36,443)	(36,443)
Balance at September 30, 2021	$472,018	$(37,544)	$434,474
(1)    Deferred fees and other items for loans acquired in the Merger represent exit fees contractually due upon repayment of loans acquired in the Merger.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the nine months ended September 30, 2022 and 2021:

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at December 31, 2021	$590,590	$(19,810)	$570,780
Additional funding	12,497	—	12,497
Originations	181,244	(1,979)	179,265
Repayments	(78,871)	(619)	(79,490)
Net amortization of deferred fees	—	2,935	2,935
Net purchase discount accretion	—	9,167	9,167
Balance at September 30, 2022	$705,460	$(10,306)	$695,154

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at December 31, 2020	$92,863	$(984)	$91,879
Additional funding	2,677	—	2,677
Originations	190,219	(2,230)	187,989
Repayments	(18,433)	—	(18,433)
Net amortization of deferred fees	—	1,212	1,212
Loans acquired in Merger (1)	204,692	901	205,593
Purchase discount on loans acquired in Merger	—	(36,443)	(36,443)
Balance at September 30, 2021	$472,018	$(37,544)	$434,474
(1)    Deferred fees and other items for loans acquired in the Merger represent exit fees contractually due upon repayment of loans acquired in the Merger.

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office (1)	12	$270,550	39%	13	$269,865	47%
Multifamily	8	195,530	28%	5	106,002	19%
Lab	—	—	—%	1	13,398	2%
Retail	5	130,970	19%	4	88,724	16%
Industrial (1)	3	98,104	14%	3	92,791	16%
	28	$695,154	100%	26	$570,780	100%
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

	September 30, 2022			December 31, 2021
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
East	4	$104,749	15%	3	$55,132	10%
South	6	164,920	24%	7	153,495	27%
West	9	175,380	25%	8	145,453	25%
Midwest	9	250,105	36%	8	216,700	38%
	28	$695,154	100%	26	$570,780	100%

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

The table below allocates the carrying value of our loan portfolio at September 30, 2022 and December 31, 2021 based on our internal risk rating policy:

	September 30, 2022		December 31, 2021
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	—	$—	—	$—
2	9	194,380	4	94,743
3	15	398,432	21	463,600
4	4	102,342	1	12,437
5	—	—	—	—
	28	$695,154	26	$570,780
The weighted average risk rating of our loans by carrying value was 2.9 as of September 30, 2022 and December 31, 2021, respectively. Certain of our borrowers' business operations or tenants, particularly certain office and retail properties, were negatively impacted by the COVID-19 pandemic and continue to be impacted by market conditions that arose or intensified during or in response to the pandemic and have continued. Current inflationary pressures, rising interest rates, supply chain issues and the possibility that the U.S. economy is now in, or may soon enter, a recession could amplify those negative impacts. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected, and as a result, certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As of September 30, 2022, we had four loans representing approximately 15% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk".

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

In February 2022, we amended the agreement governing our loan secured by an office property located in Yardley, PA. As part of this amendment, the loan commitment was increased by $1,600, or the Additional Advance, and may be used to finance debt service costs and operating costs of the borrower and the initial maturity date was extended by one year to December 19, 2023. For purposes of calculating interest due to us for this loan, the Additional Advance is deemed to be outstanding as of the date of the amendment, regardless of whether such amounts have been advanced, at the London Interbank Offered Rate, or LIBOR, or a replacement base rate determined by us if LIBOR is no longer available, plus 12.0%. As of September 30, 2022, this loan had a risk rating of 4 and an outstanding principal balance of $15,251. The modification of this loan resulting from the amendment was determined not to be a troubled debt restructuring. However, we accounted for this modification as an extinguishment in accordance with ASC Topic 310, Receivables, because the changes to the terms were determined to be more than minor. As such, we recognized the related unaccreted purchase discount of $1,748 as interest income from investments in our condensed consolidated statements of income during the first quarter of 2022.

There were no other material modifications to our loan portfolio during the nine months ended September 30, 2022.

We did not have any impaired loans or nonaccrual loans as of September 30, 2022 or December 31, 2021. As of September 30, 2022 and October 24, 2022, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

In October 2022, we received $22,483 of loan repayment proceeds for an unlevered loan investment secured by a retail property located in Los Angeles, CA.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 4. Secured Financing Agreements
Our secured financing agreements at September 30, 2022 consisted of agreements that govern: our master repurchase facility with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility; our facility loan program with BMO Harris Bank N.A., or BMO, or the BMO Facility, and our master repurchase facility with UBS AG, or UBS, or the UBS Master Repurchase Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities. See our 2021 Annual Report for more information regarding our Secured Financing Facilities.
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

Under the Wells Fargo Master Repurchase Facility, the initial purchase price paid by Wells Fargo for each purchased asset is up to 75% or 80%, depending on the property type of the purchased asset’s real estate collateral, of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, and subject to Wells Fargo’s approval. Upon the repurchase of a purchased asset, we are required to pay Wells Fargo the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Wells Fargo relating to such purchased asset. Interest on advancements under the Wells Fargo Master Repurchase Facility is calculated at the Secured Overnight Financing Rate, or SOFR, plus a premium.

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

As of September 30, 2022, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.

As of September 30, 2022 and October 24, 2022, we had a $505,831 aggregate outstanding principal balance under our Secured Financing Facilities.

As of September 30, 2022, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2022	$21,316
2023	94,117
2024	262,815
2025	127,583
2026 and thereafter	—
$505,831
The table below summarizes our Secured Financing Facilities as of September 30, 2022 and December 31, 2021:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Principal Balance
September 30, 2022:
Citibank Master Repurchase Facility	$215,000	$160,206	$159,935	4.86%	1.3	$220,192
UBS Master Repurchase Facility	192,000	167,094	166,423	5.06%	1.5	226,082
BMO Facility	150,000	111,105	110,399	4.73%	2.5	148,476
Wells Fargo Master Repurchase Facility	125,000	67,426	66,757	4.83%	2.4	88,649
Total/Weighted Average	$682,000	$505,831	$503,514	4.89%	1.7	$683,399

December 31, 2021:
Citibank Master Repurchase Facility	$213,482	$161,825	$161,724	2.03%	0.7	$222,129
UBS Master Repurchase Facility	192,000	167,928	167,024	2.09%	2.0	225,868
BMO Facility	100,000	11,116	10,879	2.01%	2.7	14,821
Total/weighted average	$505,482	$340,869	$339,627	2.06%	1.4	$462,818
(1)The weighted average coupon rate is determined using LIBOR or SOFR plus a spread ranging from 1.80% to 2.51%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity is determined using the current maturity date of our corresponding loan investments, assuming no borrower loan extension options have been exercised. As of September 30, 2022, our Citibank Master Repurchase Facility, UBS Master Repurchase Facility and Wells Fargo Master Repurchase Facility mature on March 15, 2025, February 18, 2024 and March 11, 2025, respectively. Our BMO Facility matures at various dates based on the respective underlying loans held for investment.

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
The table below provides information regarding financial assets and liabilities not carried at fair value on a recurring basis in our condensed consolidated balance sheets:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$695,154	$709,159	$570,780	$597,669
Financial liabilities
Secured Financing Facilities	$503,514	$503,402	$339,627	$341,679

There were no transfers of financial assets or liabilities within the fair value hierarchy during the nine months ended September 30, 2022.
Note 6. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2021 Equity Compensation Plan, or the 2021 Plan. The values of the share awards are based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of award. The common shares that we award to our Trustees as trustee compensation vest immediately. The awards of common shares that we award to our officers and other employees of Tremont and of RMR vest in five equal annual installments beginning on the date of award. We recognize the value of awarded shares in general and administrative expenses ratably over the vesting period. We recognize any share forfeitures as they occur.
On May 26, 2022, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 6,000 of our common shares, valued at $10.66 per common share, the closing price of our common shares on the Nasdaq that day.
On September 14, 2022, we awarded an aggregate of 85,000 of our common shares, valued at $10.10 per share, the closing price of our common shares on Nasdaq that day, to our officers and certain other employees of Tremont and of RMR.
On September 19, 2022, we purchased 9,440 of our common shares from certain of our current and former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at $10.15 per share, the closing price of our common shares on Nasdaq that day. The aggregate value of common shares purchased was $96.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Distributions

For the nine months ended September 30, 2022, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 24, 2022	February 17, 2022	$0.25	$3,649
April 25, 2022	May 19, 2022	0.25	3,649
July 25, 2022	August 18, 2022	0.25	3,660
		$0.75	$10,958
On October 13, 2022, we declared a quarterly distribution of $0.25 per common share, or $3,677, to shareholders of record on October 24, 2022. We expect to pay this distribution on or about November 17, 2022, using cash on hand.
Note 7. Management Agreement with Tremont
We have no employees. The personnel and various services we require to operate our business are provided to us by Tremont, pursuant to a management agreement, which provides for the day to day management of our operations by Tremont, subject to the oversight and direction of our Board of Trustees.
We pay Tremont an annual base management fee payable quarterly (0.375% per quarter) in arrears equal to 1.5% of our “Equity”, as defined under our management agreement. We recognized base management fees of $1,064 and $731 for the three months ended September 30, 2022 and 2021, respectively, and $3,190 and $2,145 for the nine months ended September 30, 2022 and 2021, respectively. Pursuant to the terms of our management agreement, management incentive fees became payable by us beginning with the quarter ended June 30, 2021, subject to Tremont earning those fees in accordance with the management agreement. We did not incur any management incentive fees for the three and nine months ended September 30, 2022 and 2021.
Tremont, and not us, is responsible for the costs of its employees who provide services to us, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse Tremont and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR, pursuant to a shared services agreement between Tremont and RMR. These reimbursements include an allocation of the cost of personnel employed by RMR and our share of RMR's costs for providing our internal audit function. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $594 and $385 payable to Tremont for the three months ended September 30, 2022 and 2021, respectively, and $1,742 and $1,049 for the nine months ended September 30, 2022 and 2021, respectively. We include these amounts in reimbursement of shared services expenses or general and administrative expenses, as applicable, in our condensed consolidated statements of operations.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Tremont is a subsidiary of RMR, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR. RMR provides certain shared services to Tremont that are applicable to us, and we reimburse Tremont or pay RMR for the amounts Tremont or RMR pays for those services. One of our Managing Trustees and Chair of our Board of Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of Tremont, the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR. Our other Managing Trustee, Matthew P. Jordan is an officer of RMR Inc. and an officer and employee of RMR, and our executive officers are officers of RMR and officers and employees of Tremont and/or RMR.
See Note 6 for information relating to the awards of our common shares we made in September 2022 to our officers and certain other employees of Tremont and/or RMR and common shares we purchased from certain of our current and former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for awards of our common shares to our officers and employees of Tremont and/or RMR in general and administrative expenses in our condensed consolidated statements of operations.
Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the boards and as a managing director or managing trustee of those companies. Other officers of RMR and Tremont serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, Tremont Realty Capital LLC. We have a management agreement with Tremont to provide management services to us. See Note 7 for further information regarding our management agreement with Tremont. Tremont also provided management services to TRMT until the Merger. On May 11, 2022, Tremont purchased 882,407 of our common shares from Diane Portnoy, the mother of Adam D. Portnoy. Tremont paid an aggregate purchase price of $9,469 for these shares. As of September 30, 2022, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont) 13.4% of our outstanding common shares.
Tremont Mortgage Trust. TRMT merged with and into us on September 30, 2021. Prior to the Merger, Adam D. Portnoy and Matthew P. Jordan, our Managing Trustees, were also TRMT’s managing trustees. Thomas J. Lorenzini, our President, also served as president of TRMT, and G. Douglas Lanois, our then Chief Financial Officer and Treasurer, also served as chief financial officer and treasurer of TRMT. Three of our Independent Trustees, William A. Lamkin, Joseph L. Morea and Jeffrey P. Somers, previously served as independent trustees of TRMT. In addition, our former Independent Trustee, John L. Harrington, also previously served as an independent trustee of TRMT and he resigned both trusteeships effective as of the effective time of the Merger. See our 2021 Annual Report for further information regarding the Merger and the other Transactions.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The calculation of basic and diluted earnings per shares is as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerators:
Net income	$5,176	$2,484	$20,880	$3,994
Income attributable to unvested participating securities	(33)	—	(133)	—
Net income used in calculating net income per common share	$5,143	$2,484	$20,747	$3,994

Denominators
Weighted average common shares outstanding - basic	14,551	10,263	14,526	10,225
Effect of dilutive securities: unvested share awards	—	1	—	—
Weighted average common shares outstanding - diluted	14,551	10,264	14,526	10,225

Net income per common share - basic and diluted	$0.35	$0.24	$1.43	$0.39

Note 11. Commitments and Contingencies
As of September 30, 2022, we had unfunded loan commitments of $57,712 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.8 years as of September 30, 2022. See Note 3 for further information related to our loans held for investment.

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

	September 30, 2022	December 31, 2021
Shareholders' equity	$268,409	$257,694
Total outstanding common shares	14,714	14,597
Book value per common share	18.24	17.65
Unaccreted purchase discount per common share	0.56	1.20
Adjusted Book Value per common share (1)	$18.80	$18.85
(1)Adjusted Book Value per common share is a non-GAAP financial measure that excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of September 30, 2022 and December 31, 2021, the unaccreted purchase discount was $8,224 and $17,391, respectively.

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Number of loans	28	26
Total loan commitments	$763,076	$648,266
Unfunded loan commitments (1)	$57,712	$57,772
Principal balance	$705,460	$590,590
Carrying value	$695,154	$570,780
Weighted average coupon rate	6.59%	4.54%
Weighted average all in yield (2)	7.10%	5.08%
Weighted average floor	0.55%	0.68%
Weighted average maximum maturity (years) (3)	3.5	3.8
Weighted average risk rating	2.9	2.9
Weighted average LTV (4)	68%	68%
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
(4)    LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of September 30, 2022:

Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
First mortgage loans
St. Louis, MO	Office	12/19/2018	$29,500	$29,367	L + 3.25%	L + 3.74%	12/19/2023	72%	2
Yardley, PA	Office	12/19/2019	16,500	15,251	L + 4.58%	L + 6.15%	12/19/2024	75%	4
Allentown, PA	Industrial	01/24/2020	9,911	9,911	L + 3.50%	L + 4.03%	01/24/2025	67%	2
Dublin, OH	Office	02/18/2020	22,820	22,507	S + 3.75%	S + 4.95%	02/18/2023	33%	2
Downers Grove, IL	Office	09/25/2020	30,000	29,500	L + 4.25%	L + 4.69%	11/25/2024	67%	3
Los Angeles, CA (4)	Retail	12/17/2020	24,600	22,061	L + 4.25%	L + 5.02%	12/17/2024	67%	2
Aurora, IL	Office / Industrial	12/18/2020	17,460	15,299	L + 4.35%	L + 5.03%	12/18/2024	73%	2
Olmsted Falls, OH	Multifamily	01/28/2021	54,575	46,084	L + 4.00%	L + 4.64%	01/28/2026	63%	3
Colorado Springs, CO	Office / Industrial	04/06/2021	35,000	30,210	L + 4.50%	L + 5.05%	04/06/2025	73%	2
Westminster, CO	Office	05/25/2021	15,250	14,020	L + 3.75%	L + 4.19%	05/25/2026	66%	2
Plano, TX	Office	07/01/2021	27,385	25,781	L + 4.75%	L + 5.17%	07/01/2026	78%	3
Portland, OR	Multifamily	07/09/2021	19,687	19,687	L + 3.57%	L + 3.97%	07/09/2026	75%	3
Portland, OR	Multifamily	07/30/2021	13,400	13,400	L + 3.57%	L + 3.98%	07/30/2026	71%	4
Seattle, WA	Multifamily	08/16/2021	12,500	12,317	L + 3.55%	L + 3.89%	08/16/2026	70%	3
Dallas, TX	Office	08/25/2021	50,000	43,450	L + 3.25%	L + 3.61%	08/25/2026	72%	4
Sandy Springs, GA	Retail	09/23/2021	16,488	15,017	L + 3.75%	L + 4.11%	09/23/2026	72%	3
Carlsbad, CA	Office	10/27/2021	24,750	23,825	L + 3.25%	L + 3.58%	10/27/2026	78%	3
Bellevue, WA	Office	11/05/2021	21,000	20,000	L + 3.85%	L + 4.19%	11/05/2026	68%	3
Ames, IA	Multifamily	11/15/2021	18,000	17,820	L + 3.80%	L + 4.13%	11/15/2026	71%	2
Downers Grove, IL	Office	12/09/2021	23,530	23,530	L + 4.25%	L + 4.57%	12/09/2026	72%	3
West Bloomfield, MI	Retail	12/16/2021	42,500	37,453	L + 3.85%	L + 4.66%	12/16/2024	59%	3
Summerville, SC	Industrial	12/20/2021	35,000	35,000	L + 3.50%	L + 3.82%	12/20/2026	70%	2
Delray Beach, FL	Retail	03/18/2022	16,000	14,833	S + 4.25%	S + 4.92%	03/18/2026	56%	3
Starkville, MS	Multifamily	03/22/2022	37,250	36,599	S + 4.00%	S + 4.33%	03/22/2027	70%	4
Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.25%	03/29/2027	62%	3
Farmington Hills, MI	Multifamily	05/24/2022	31,520	28,520	S + 3.15%	S + 3.50%	05/24/2027	75%	3
Las Vegas, NV	Multifamily	06/10/2022	28,950	23,378	S + 3.30%	S + 4.07%	06/10/2027	60%	3
Passaic, NJ	Industrial	09/08/2022	47,000	38,440	S + 3.85%	S + 4.22%	09/08/2027	69%	3
Total/weighted average			$763,076	$705,460	+ 3.83%	+ 4.34%		68%	2.9
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
(4)    This loan was repaid in October 2022.
As of September 30, 2022, we had $763,076 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 28 first mortgage loans. As of September 30, 2022, we had four loans representing approximately 15% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk”.

All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we continue to actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.

As of September 30, 2022 and October 24, 2022, all of our borrowers had paid all of their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default.

We did not have any impaired loans, non-accrual loans or loans in default as of September 30, 2022; thus, we did not record a reserve for loan loss as of that date. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by the ongoing impact of the COVID-19 pandemic, inflationary pressures, rising interest rates, supply chain issues and any recession or economic downturn. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in the impairment of those loans, and our recording loan loss reserves with respect to those loans and recording of any income with respect to those loans on a nonaccrual basis. For further information regarding our loan portfolio, risks relating to the COVID-19 pandemic and current economic conditions on us and our business, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2021 Annual Report.
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

The table below is an overview of our Secured Financing Facilities as of September 30, 2022:

Secured Financing Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	03/15/2025	$160,206	$54,794	$215,000	$220,192
UBS Master Repurchase Facility	02/18/2024	167,094	24,906	192,000	226,082
BMO Facility	Various	111,105	38,895	150,000	148,476
Wells Fargo Master Repurchase Facility	03/11/2025	67,426	57,574	125,000	88,649
Total		$505,831	$176,169	$682,000	$683,399

The table below details our Secured Financing Facilities activities during the three months ended September 30, 2022:

Carrying Value
Balance at June 30, 2022	$452,705
Borrowings	60,919
Repayments	(10,132)
Deferred fees	(288)
Amortization of deferred fees	310
Balance at September 30, 2022	$503,514

The table below details our Secured Financing Facilities activities during the nine months ended September 30, 2022:

Carrying Value
Balance at December 31, 2021	$339,627
Borrowings	284,867
Repayments	(119,905)
Deferred fees	(1,859)
Amortization of deferred fees	784
Balance at September 30, 2022	$503,514
As of September 30, 2022, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 4.89% per annum, excluding associated fees and expenses. As of September 30, 2022 and October 24, 2022, we had a $505,831 aggregate outstanding principal balance under our Secured Financing Facilities.
As of September 30, 2022, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022:

	Three Months Ended
	September 30, 2022	June 30, 2022	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$11,650	$8,869	$2,781	31.4%
Purchase discount accretion	1,596	1,636	(40)	(2.4%)
Less: interest and related expenses	(5,447)	(3,007)	(2,440)	81.1%
Income from investments, net	7,799	7,498	301	4.0%
OTHER EXPENSES:
Base management fees	1,064	1,063	1	0.1%
General and administrative expenses	1,016	1,378	(362)	(26.3%)
Reimbursement of shared services expenses	520	440	80	18.2%
Total expenses	2,600	2,881	(281)	(9.8%)
Income before income taxes	5,199	4,617	582	12.6%
Income tax expense	(23)	(39)	16	(41.0%)
Net income	$5,176	$4,578	$598	13.1%

Weighted average common shares outstanding - basic and diluted	14,551	14,521	30	0.2%

Net income per common share - basic and diluted	$0.35	$0.31	$0.04	12.9%

Interest income from investments. The increase in interest income from investments was primarily the result of higher benchmark interest rates. The weighted average benchmark interest rate was 2.76% as of September 30, 2022 as compared to 1.32% as of June 30, 2022.

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

Interest and related expenses. The increase in interest and related expenses was primarily the result of higher benchmark interest rates. The weighted average benchmark interest rate was 2.96% as of September 30, 2022 as compared 1.47% as of June 30, 2022.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to decreases in share based compensation and professional fees during the three months ended September 30, 2022 as compared to the three months ended June 30, 2022.
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
Net income. The increase in net income was due to the changes noted above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$30,098	$9,566	$20,532	214.6%
Purchase discount accretion	9,167	—	9,167	n/m
Less: interest and related expenses	(10,191)	(680)	(9,511)	n/m
Income from investments, net	29,074	8,886	20,188	227.2%
OTHER EXPENSES:
Base management fees	3,190	2,167	1,023	47.2%
General and administrative expenses	3,340	1,739	1,601	92.1%
Reimbursement of shared services expenses	1,520	950	570	60.0%
Other transaction related costs	37	—	37	n/m
Total expenses	8,087	4,856	3,231	66.5%
Income before income taxes	20,987	4,030	16,957	420.8%
Income tax expense	(107)	(36)	(71)	197.2%
Net income	$20,880	$3,994	$16,886	422.8%

Weighted average common shares outstanding - basic and diluted	14,526	10,225	4,301	42.1%

Net income per common share - basic and diluted	$1.43	$0.39	$1.04	266.7%
n/m - not meaningful

Interest income from investments. The increase in interest income from investments was primarily the result of interest income generated from the 12 loans originated since October 1, 2021, higher benchmark interest rates since October 1, 2021 and prepayment premiums and accelerated amortization of deferred fees on two loans repaid during the nine months ended September 30, 2022 of $2,402.

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

Interest and related expenses. The increase in interest and related expenses was primarily the result of an increase in advances made to us under our Secured Financing Facilities and higher weighted average interest rates of 2.91% for the nine months ended September 30, 2022 as compared to 0.62% for the nine months ended September 30, 2021.
Base management fees. The increase in base management fees was primarily due to the Merger. As a result of the Merger, the net book value of TRMT, as of September 30, 2021, was included as "Equity" for purposes of determining the base management fee and incentive fee, if any, under the management agreement.

General and administrative expenses. The increase in general and administrative expenses was primarily due to increases in share based compensation, fees paid to our Trustees for their services, professional fees and insurance costs during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The increase in reimbursement of shared services expenses was primarily the result of increased usage of shared services after the Merger on September 30, 2021.
Other transaction related costs. Other transaction related costs primarily consisted of audit fees related to the Merger during the nine months ended September 30, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021

Net income	$5,176	$4,578	$20,880	$3,994
Non-cash equity compensation expense	259	548	889	181
Non-cash accretion of purchase discount	(1,596)	(1,636)	(9,167)	—
Exit fees collected on loans acquired in Merger (1)	104	—	104	—
Distributable Earnings	3,943	3,490	12,706	4,175
Other transaction related costs (2)	—	—	37	—
Adjusted Distributable Earnings	$3,943	$3,490	$12,743	$4,175

Weighted average common shares outstanding - basic and diluted	14,551	14,521	14,526	10,225

Net income per common share - basic and diluted	$0.35	$0.31	$1.43	$0.39
Distributable Earnings per common share - basic and diluted	$0.27	$0.24	$0.87	$0.41
Adjusted Distributable Earnings per common share - basic and diluted	$0.27	$0.24	$0.88	$0.41

(1)Exit fees collected on loans acquired in the Merger represent fees collected upon repayment of loans for which no income has previously been recognized in Distributable Earnings. In accordance with GAAP, exit fees on loans acquired in the Merger were accreted as a component of the purchase discount and were excluded from Distributable Earnings as a non-cash item. Accordingly, these exit fees have been recognized in Distributable Earnings upon collection.
(2)Other transaction related costs for the nine months ended September 30, 2022 include expenses related to the Merger.

Factors Affecting Operating Results

Our results of operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions and unanticipated defaults by our borrowers. For further information regarding the risks associated with our loan portfolio, see Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2021 Annual Report.

Credit Risk. We are subject to the credit risk of our borrowers in connection with our investments. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that may adversely impact our operating results.

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
Market Conditions. Investor demand for CRE assets, historically low interest rates and strong property fundamentals resulted in both increased CRE valuations and transaction volumes. These trends continued into 2022; however, inflationary pressures and geopolitical concerns have caused widespread macroeconomic uncertainty and volatility. In response to inflationary pressures, the Federal Open Market Committee of the U.S. Federal Reserve (the "FOMC") increased the federal funds rate by 300 basis points over five consecutive meetings from March 2022 to September 2022, a pace not seen since the FOMC began setting target federal funds rates as a means of implementing monetary policy in 1990, and has signaled that further increases are likely to occur. The FOMC's actions have caused increased borrowing costs and volatility in the CRE debt markets, while concerns of an existing or possible recession have caused increased credit spreads. Combined, these factors are resulting in tighter underwriting standards and have caused some buyers to seek to reprice, or in some circumstances, cancel pending transactions entirely. As a result, CRE transaction total volume for the third quarter of 2022 has slowed considerably.
The CRE industry is traditionally a lagging indicator of economic conditions and CRE assets have historically tended to perform well in periods of inflation. Despite the recent increase in borrowing costs and macroeconomic and geopolitical uncertainties, we believe that CRE investors continue to see strength in the fundamentals of the U.S. CRE markets. We believe that we are in a period of price resetting, as buyers and sellers of CRE assets recalibrate their expectations and CRE investors and lenders reprice and reconsider risk in the increasing interest rate environment. Some investors have in the past viewed CRE as a hedge against inflation, with long term earnings potential from rent growth resulting from continued demand for certain CRE asset classes, such as rental housing and industrial space, and acquisition and financing opportunities may continue to exist for borrowers able to accept higher borrowing costs.
As it relates to the CRE debt markets, many CRE debt providers have become less willing, or able, to extend credit to borrowers, and those that are extending credit are doing so at lower leverage levels and with higher credit spreads. Market volatility and the increase in interest rates has not affected all lenders equally. Banks and life insurance companies have reduced their leverage ratios and increased credit spreads, but continue to originate new loans, while lenders that rely on secondary markets to finance their lending activities have experienced greater challenges. Credit spreads in the secondary market for commercial mortgage-backed securities, or CMBS, and CRE collateralized loan obligations, or CLO, bonds have widened substantially due to competing demand for alternative fixed income investments. As a result, some lenders who originate and sell loans into the CRE CLO market as a means of financing have been forced to sell their loans at a discount or have chosen to wait until market volatility subsides and credit spreads stabilize, causing a slowdown in loan originations.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as LIBOR and SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of September 30, 2022, LIBOR and SOFR were 3.14% and 3.04%, respectively, which exceeds the floors established by all of our loans, and as a result none of our loan investments currently have active interest rate floors.
Interest rates under our loan agreements with borrowers entered into prior to January 1, 2022 have been or are expected to be amended to replace LIBOR with SOFR prior to June 30, 2023, the date LIBOR is expected to no longer be available. Since January 1, 2022, interest rates under our new loan agreements with borrowers are based on SOFR. Our Citibank Master Repurchase Agreement and UBS Master Repurchase Agreement were amended and restated effective March 2022 to, among other things, replace LIBOR with SOFR for interest rate calculations on new advances. Interest rates on advances under our BMO Facility and Wells Fargo Master Repurchase Facility have been based on SOFR since we entered into the agreements governing these facilities.

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

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Secured Financing Facilities or other repurchase agreements or financing arrangements we may obtain, which may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future. For further information regarding the risks associated with our loan portfolio, see Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2021 Annual Report.

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

For further information regarding our Secured Financing Facilities, see Note 4 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q and "—Overview-Financing Activities" above.

The table below is a summary of our sources and uses of cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$26,295	$103,564
Net cash provided by (used in):
Operating activities	9,963	1,297
Investing activities	(111,870)	(167,104)
Financing activities	152,049	82,090
Cash, cash equivalents and restricted cash at end of period	$76,437	$19,847

The increase in cash provided by operating activities for the 2022 period compared to the 2021 period was primarily the result of our origination activities. As of September 30, 2022, we have increased the size of our loan portfolio from 22 to 28 loans since October 1, 2021. The decrease in cash used in investing activities is primarily due to higher repayment of loans in the 2022 period and payment of transaction costs related to the Merger in the 2021 period, partially offset by cash assumed in the Merger. The increase in cash used in financing activities is primarily due to increased proceeds received from our Secured Financing Facilities during the 2022 period, partially offset by repayments on our Secured Financing Facilities and an increase in distributions to our common shareholders for the 2022 period.

Distributions
During the nine months ended September 30, 2022, we paid distributions to our common shareholders totaling $10,958, or $0.75 per common share, using cash on hand.
On October 13, 2022, we declared a quarterly distribution of $0.25 per common share, or $3,677, to shareholders of record on October 24, 2022. We expect to pay this distribution to our common shareholders on or about November 17, 2022 using cash on hand.
For further information regarding distributions, see Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2022 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$57,712	$3,081	$54,631	$—	$—
Principal payments on Secured Financing Facilities (2)	505,831	45,380	460,451	—	—
Interest payments (3)	43,250	23,551	19,699	—	—
	$606,793	$72,012	$534,781	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of September 30, 2022 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
Debt Covenants

Our principal debt obligations as of September 30, 2022 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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

As of September 30, 2022, we had a $394,726 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of September 30, 2022, we had a $111,105 aggregate outstanding principal balance under the BMO Facility.
As of September 30, 2022, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our expectations of the impact of inflation, geopolitical risk, rising interest rates and existing or possible economic recession on the CRE lending market, us and our borrowers;
•Our expectations of the market demand for CRE debt and the volume of transactions and opportunities that will exist in the CRE debt market, including the middle market;

•Our ability to utilize our existing available Secured Financing Facilities and to obtain additional capital to enable us to attain our target leverage, to make additional investments and to increase our potential returns;

•Market changes arising during or in response to the COVID-19 pandemic and the extent to which they may continue;

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
•Current inflationary pressures, rising interest rates, supply chain issues, geopolitical risks and possible economic recession may adversely impact our borrowers' businesses and their ability and willingness to fund their obligations to us. As a result, we may not have sufficient capital to fund our debt obligations or to satisfy any margin calls or other commitments we may have under our Secured Financing Facilities, including as a result of any actions that our lenders under our Master Repurchase Facilities may take if our borrowers default on their loan obligations to us or the value of our collateral that secures those loans declines below required levels;

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
•Continued availability of additional advancements under our Secured Financing Facilities is subject to the available liquidity of our lenders, our lenders' willingness to lend, our ability to identify suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy;
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our Secured Financing Facilities is subject to approval by those lenders, whose approval we may not obtain;
•The phase out of LIBOR could negatively impact our investments and our debt financing arrangements;
•Actual costs under our Secured Financing Facilities and our other debt facilities will be higher than the applicable benchmark interest rate plus a premium because of fees and expenses associated with our debt;
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
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, pandemics, such as a continuation of the COVID-19 pandemic, inflation, recession or economic downturn, war, geopolitical risks, natural disasters, global climate change, changes in our borrowers' financial conditions or changes in capital markets or the economy generally.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended September 30, 2022.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2022	9,440	$10.15	—	$—
Total	9,440	$10.15	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain of our current and former officers and employees of Tremont and/or RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President
Dated: October 26, 2022

By:	/s/ Tiffany R. Sy
Tiffany R. Sy Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: October 26, 2022