Form 10-K
period 2022-12-31
Seven Hills Realty Trust
filed 2023-02-13
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the voting common shares of beneficial interest, $0.001 par value, or common shares, of the registrant held by non-affiliates was approximately $134.0 million based on the $10.68 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2022. For purposes of this calculation, an aggregate of 2,092,150 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of February 9, 2023: 14,707,110.

References in this Annual Report on Form 10-K to the “Company”, “SEVN”, “we”, “us”, the “Trust” or “our” mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2022.

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
•Our expectations of the impact of inflation, geopolitical instability, interest rates and economic recession or downturn on the commercial real estate, or CRE, industry and lending market, us and our borrowers;
•Our expectations of the market demand for CRE debt and the volume of transactions and opportunities that will exist in the CRE debt market, including the middle market;
•Our ability to utilize our existing available repurchase and credit facilities and to obtain additional capital to enable us to attain our target leverage, to make additional investments and to increase our potential returns;
•Our ability to pay distributions to our shareholders and sustain or increase the amount of such distributions;
•Our operating and investment targets, investment and financing strategies and leverage policies;
•Our expected operating results;
•The amount and timing of cash flows we receive from our investments;
•The ability of our manager, Tremont Realty Capital LLC, or Tremont, to make suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy;
•Our ability to maintain and improve a favorable net interest spread between the interest we earn on our investments and the interest we pay on our borrowings;
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
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Tremont, The RMR Group LLC, or RMR, and others affiliated with them; and
•Acts of God, earthquakes, hurricanes, health epidemics, pandemics, other public health safety events or concerns, such as the COVID-19 pandemic, and other natural disasters, or acts of war, terrorism, social unrest or civil disturbances.

For example:
•We have a limited operating history investing in mortgage loans and we may not be able to successfully operate our business or implement our operating policies and investment strategies;

•To make additional investments and continue to grow our business after we invest our existing available capital, we will need to obtain additional cost-effective capital. We cannot be sure that we will be successful in obtaining any such additional capital. If we are unable to obtain such additional capital, we may not be able to further grow our business by making additional investments;
•Our distributions and distribution rate are set from time to time by our Board of Trustees. The timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems as relevant, including our historical and projected income, our Distributable Earnings, as defined elsewhere in this Annual Report on Form 10-K, Distributable Earnings per common share, Adjusted Distributable Earnings, as defined elsewhere in this Annual Report on Form 10-K, and Adjusted Distributable Earnings per common share, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid by us to maintain our qualification for taxation as a REIT, limitations on distributions contained in our financing arrangements and other factors deemed relevant by our Board of Trustees in its discretion. Accordingly, our future distribution rates may be increased, decreased or eliminated and we can provide no assurances as to the rate at which future distributions will be paid;
•Competition may limit our ability to make desirable investments;

•Our belief that there will be strong demand for alternative sources of CRE debt capital;
•The value of our loans depends upon our borrowers’ ability to generate cash flows from operating the underlying collateral for our loans. Our borrowers may not have sufficient cash flows to repay our loans according to their terms, which may result in delinquency and foreclosure on our loans;
•Our investments contain certain risk mitigation mechanisms that may help protect us against investment losses by mitigating the impact from our borrowers being unable to pay their debt service obligations owed to us as scheduled for a temporary period. However, these mechanisms may not adequately cover the debt service amount and will likely not be able to fully fund the debt service obligations owed to us if our borrowers’ businesses fail or they default on their debt service obligations owed to us;
•Current inflationary pressures, rising or sustained high interest rates, supply chain issues, geopolitical instability and economic recession or downturn may adversely impact our borrowers' businesses and their ability and willingness to fund their obligations to us. As a result, we may not have sufficient capital to fund our debt obligations or to satisfy any margin calls or other commitments to our lenders, including as a result of any actions that our lenders may take if our borrowers default on their loan obligations to us or the value of the collateral that secures those loans declines below required levels;
•Prepayment of our loans may adversely affect the value of our loan portfolio and our ability to make, sustain or increase distributions to our shareholders;
•Loans secured by properties in transition involve a greater risk of loss than loans secured by stabilized properties;
•Tremont and RMR have limited historical experience managing or servicing mortgage REITs;
•We may incur significant debt, and our governing documents contain no limit on the amount of debt we may incur;
•Although, to date, we have not received a margin call under our Master Repurchase Agreements, as defined elsewhere in this Annual Report on Form 10-K, these lenders may do so in the future in accordance with such agreements;
•Continued availability of additional advancements under our repurchase and credit facilities, is subject to the available liquidity of our lenders, our lenders' willingness to lend, our ability to identify suitable loans to invest in and our satisfying certain financial covenants and other conditions, as applicable, that we may be unable to satisfy;
•Financing for floating rate mortgages and other related assets that we may seek to sell pursuant to our repurchase and credit facilities is subject to approval by those lenders, whose approval we may not obtain;
•The phase out or transitioning of the London Interbank Offered Rate, or LIBOR, may negatively impact our business, financial results and cash flows;

•Actual costs under our repurchase and credit facilities will be higher than the applicable benchmark interest rate plus a premium because of fees and expenses associated with our debt;
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
•Our intention to remain exempt from registration under the 1940 Act imposes limits on our operations, and we may fail to remain exempt from registration under the 1940 Act; and
• Failure to remain qualified for taxation as a REIT could have significant adverse consequences on our business.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, pandemics, including the COVID-19 pandemic, rising or sustained high interest rates, inflation, recession or economic downturn, war, geopolitical instability, natural disasters, global climate change, changes in our borrowers' financial conditions or changes in the CRE industry, capital markets or the economy generally.

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

SEVEN HILLS REALTY TRUST
2022 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company. Seven Hills Realty Trust is a Maryland REIT that focuses primarily on originating and investing in floating rate first mortgage loans in the $15.0 million to $75.0 million range, secured by middle market and transitional CRE properties that have values of up to $100.0 million. We define transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties.
As of December 31, 2022, we had a portfolio of 27 floating rate first mortgage loans with aggregate loan commitments of $727.6 million with a weighted average maximum maturity of 3.3 years, weighted average coupon rate of 8.07% and 8.57% all in yield.
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
On January 5, 2021, the SEC issued an order granting our request to deregister as an investment company under the 1940 Act, or the Deregistration Order. On September 30, 2021, we merged with Tremont Mortgage Trust, or TRMT, or the Merger. For information about the Deregistration Order and the Merger, see Part I, Item 1, “Business” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our Investment and Leverage Strategies. Our primary investment strategy is to balance capital preservation with generating attractive, risk adjusted returns by creating customized loan structures tailored to borrowers’ specific business plans for the underlying collateral properties. To this end, the loans that we target for origination and investment generally have the following characteristics:
•first mortgage loans with principal balances ranging from $15.0 million to $75.0 million;
•stabilized loan to value ratios, or LTVs, of 75% or less;
•terms of five years or less;
•floating interest rates based on the Secured Overnight Financing Rate, or SOFR, plus a margin that is competitive in the market;
•non-recourse to sponsors (subject to customary non-recourse carve-out guarantees); and
•secured by middle market and transitional CRE across the United States that are equity owned by well capitalized sponsors with experience investing in the relevant property type.
We invest in floating rate first mortgage loans that provide bridge financing on transitional CRE properties. These investments typically are secured by properties undergoing redevelopment or repositioning activities that are expected to increase the value of the properties. We fund these loans over time as the borrowers’ business plans for the properties are carried out. Our loans secured by transitional CRE are typically bridge loans that are refinanced with the proceeds from other CRE mortgage loans or property sales. We expect to receive origination fees for bridge loans we make and we may also receive exit fees, extension fees, modification or similar fees in connection with some of our bridge loans.
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

Our strategy to invest in floating rate first mortgage loans generally will result in an increase to our net income in periods of rising interest rates and a decrease to our net income in periods of declining interest rates. Decreases to our net income during periods of declining interest rates may be mitigated by active interest rate floors that are higher than the applicable benchmark index. As of December 31, 2022, 96.5% of our loan portfolio by principal outstanding had interest rate floors in place with a weighted average floor of 0.62%.
We generally seek to match the terms of our financing, including benchmark indices and duration, to the loans we originate and pledge as collateral. As of December 31, 2022, all amounts outstanding under our financing agreements pay interest at floating rates that are not subject to floors. We currently expect that our leverage, on a debt to equity basis, will generally be below a ratio of 3:1. As of December 31, 2022, our debt to equity ratio was 1.7:1.
We employ direct leverage, and we may employ structural leverage, on our first mortgage loan investments. Our direct leverage is from repurchase facilities and other secured financing facilities for which we may pledge our first mortgage loans as collateral. If we employ structural leverage, we expect it will involve the sale of senior interests in first mortgage loans, such as A-Notes, to third parties and our retention of B-Notes and other subordinated interests in the loans.
As of December 31, 2022, we had a portfolio of 27 loans held for investment with a total commitment of $727.6 million, of which $49.0 million remained unfunded. The charts below detail the geographic region and property type of the properties securing the loans in our portfolio by carrying value as of December 31, 2022:

For further information regarding our loans held for investment, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We believe that our investment and leverage strategies are appropriate for the current market environment. However, we may change our investment and leverage strategies from time to time to capitalize on investment opportunities at different times in the economic and CRE investment cycle. We believe that the flexibility of our investment and leverage strategies and the experience and resources of Tremont and its affiliates will allow us to take advantage of changing market conditions to preserve capital and generate attractive risk adjusted returns on our investments. Our investment and leverage strategies may be changed, amended, supplemented or waived at any time by our Board of Trustees without shareholder approval.

Our Financing Policies. To maintain our qualification for taxation as a REIT under the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to fund our loan originations or investments. Instead, we expect to fund our loan originations or investments by utilizing our existing debt facilities or other future financing arrangements, issuing debt or equity securities or using retained cash from operations that may exceed any distributions we make.
We will decide when and whether to issue equity or new debt depending upon market conditions and other factors. Because our ability to raise capital depends, in large part, upon market conditions, we cannot be sure that we will be able to raise sufficient capital to fund our growth strategies. We expect to repay our debts through repayments from our borrowers on loans held for investment.
We funded our loan originations to date using cash on hand and advancements under our debt facilities, and we acquired TRMT's loan portfolio in the Merger with our common shares. For further information regarding our debt agreements, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
For further information regarding our financing sources and activities, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Competition. The financial services industry and CRE markets are highly competitive. We compete with a variety of banks, insurance companies, other financial institutions, specialty finance companies and public and private funds, including mortgage REITs, that Tremont, RMR or their subsidiaries currently, or may in the future, sponsor, advise or manage. Some of our competitors may have a lower cost of funds and greater financial and other resources than we have. Many of our competitors are not subject to the operating constraints associated with maintaining REIT status, SEC reporting compliance or maintaining an exemption from registration as an investment company under the 1940 Act.
For additional information about competition and other risks associated with our business, see Item 1A, “Risk Factors—We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments on attractive terms or at all and could also affect the pricing of any investment opportunities” in this Annual Report on Form 10-K.
Our Manager, Tremont Realty Capital LLC. Tremont manages our day to day operations, subject to the oversight and direction of our Board of Trustees. Tremont is an investment adviser registered with the SEC, that is owned by RMR, the majority owned operating subsidiary of The RMR Group Inc., or RMR Inc., a holding company listed on The Nasdaq Stock Market LLC, or Nasdaq.
RMR is an alternative asset management company that is focused on CRE and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. Most of the CRE assets under management by RMR are middle market properties owned by four publicly traded equity REITs that are managed by RMR.
As of December 31, 2022, RMR Inc. had over $37 billion of real estate assets under management and the combined RMR managed companies had more than $16 billion of annual revenues, nearly 2,100 properties and over 38,000 employees. In addition, RMR, on behalf of its managed companies, manages significant capital expenditure budgets for building improvements and property redevelopment.
We believe that Tremont’s relationship with RMR provides us with a depth of market knowledge that may allow us to identify high quality investment opportunities and to evaluate them more thoroughly than many of our competitors, including other commercial mortgage REITs. We also believe that RMR’s broad platform provides us with access to its extensive network of real estate owners, operators, intermediaries, sponsors, financial institutions and other real estate related professionals and businesses with which RMR has historical relationships. We also believe that Tremont provides us with significant experience and expertise in investing in middle market and transitional CRE.

As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Jennifer B. Clark, executive vice president, general counsel and secretary; Jennifer F. Francis, executive vice president; Matthew P. Jordan, executive vice president, chief financial officer and treasurer; John G. Murray, executive vice president; and Jonathan M. Pertchik, executive vice president. Messrs. Portnoy and Jordan are our Managing Trustees. Our President, Thomas J. Lorenzini, and our Chief Financial Officer and Treasurer, Tiffany R. Sy, are officers and employees of Tremont and/or RMR.
For further information about these and other such relationships and related person transactions, see Item 1A, "Risk Factors—Risks Relating to Our Relationships with Tremont and RMR" and Notes 9 and 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Board Diversity. As of December 31, 2022, our Board of Trustees was comprised of seven Trustees, of which five were independent, two, or approximately 29%, were female and one, or approximately 14%, was a member of underrepresented minorities.
Human Capital. We have no employees. All services that would otherwise be provided to us by employees are provided to or arranged by Tremont, which is a subsidiary of RMR. As of December 31, 2022, RMR had approximately 600 employees, including Tremont’s employees, located at its headquarters and more than 30 offices throughout the United States.
Environmental, Social and Governance. We are committed to responsibly managing risk and preserving capital. We consider the environmental, social and governance, or ESG, characteristics of potential borrowers and collateral property when evaluating investment opportunities, performing due diligence procedures and making capital allocation decisions. We are managed by Tremont, a subsidiary of RMR. As such, many of the ESG initiatives employed by RMR apply to us. In addition to the consideration of ESG in the investment process, key ESG initiatives we share with Tremont and RMR include corporate sustainability and environmental improvements at our office locations and diversity, equality and inclusion programs.
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
Internet Website. Our internet website address is www.sevnreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Seven Hills Realty Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Seven Hills Realty Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@sevnreit.com. Our website address and the website address of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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
•a non-U.S. shareholder that is a passive foreign investment company or controlled foreign corporation;
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
Our tax counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2020 through 2022 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our tax counsel’s opinions are conditioned upon the assumption that our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our tax counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our tax counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our tax counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.

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
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our tax counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of a regular C corporation, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the tax we paid.
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
•We acquired TRMT by merger in 2021. If it is determined that TRMT failed to satisfy one or more of the REIT tests described below before its merger into us, the IRS might allow us, as TRMT’s successor, the same opportunity for relief as though we were the remediating REIT. In such case, TRMT would be deemed to have retained its qualification for taxation as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.
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
REIT Qualification Requirements
General Requirements. Section 856(a) of the IRC defines a REIT as a corporation, trust or association:
(1)that is managed by one or more trustees or directors;
(2)the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;
(3)that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;
(4)that is not a financial institution or an insurance company subject to special provisions of the IRC;
(5)the beneficial ownership of which is held by 100 or more persons;
(6)that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities);
(7)that does not have (and has not succeeded to) the post-December 7, 2015 tax-free spin-off history proscribed by Section 856(c)(8) of the IRC; and
(8)that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.
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
In addition, any corporation (other than a REIT and other than a QRS) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS (excluding, for this purpose, certain “straight debt” securities). Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which the subsidiary’s TRS election is intended to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
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
Following a foreclosure, we will generate income that satisfies the 75% and 95% gross income tests if existing tenants at the real property or new tenants that we place at the property begin paying us rents that satisfy the requirements for “rents from real property” as described below under “—Rents from Real Property.” Such qualifying rents will not be subject to the foreclosure property income taxes described below. In order to qualify the rental payments that we receive as “rents from real property,” we may find it useful or necessary in such circumstances to utilize our TRSs to provide services to our tenants at these properties or, in the case of lodging facilities or health care facilities, utilize our TRSs as our captive tenants and engage eligible independent contractors as managers for our TRSs. To the extent possible, our goal would be to deploy one or more of these tax efficient solutions in respect of property that we acquire through foreclosure. While we cannot be sure, we believe that Tremont, through RMR, is positioned to leverage its established relationships with tenants and operators across a wide variety of real estate asset sectors, and in particular its established relationships with managers of lodging facilities and health care facilities, to facilitate our goals in this regard.
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
For purposes of the 75% and 95% gross income tests, all income from the property will be qualifying income as long as the property qualifies as foreclosure property. In particular, any gain from the sale of the foreclosure property will be qualifying income for purposes of the 75% and 95% gross income tests and will be exempt from the 100% tax on gains from prohibited transactions described below under “—Prohibited Transactions.” But, in exchange for these benefits, any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to federal income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property,” which is our goal described above, then that rental income is not subject to the foreclosure property income tax.
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
Pursuant to our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, our master repurchase agreement with Citibank, N.A., or Citibank, or our Citibank Master Repurchase Agreement and our master repurchase agreement with Wells Fargo, National Association, or Wells Fargo, or our Wells Fargo Master Repurchase Agreement, or collectively, our Master Repurchase Agreements, we nominally sell assets to the counterparty and simultaneously agree to repurchase those assets. We believe that we are treated for U.S. federal income tax purposes as the owner of the assets that are subject to our Master Repurchase Agreements, notwithstanding that we have transferred record ownership of the subject assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we have not owned those assets during the term of the applicable repurchase agreement, which characterization could jeopardize our qualification for taxation as a REIT.
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
(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over
(2)the amount by which our noncash income (e.g., original issue discount on our mortgage loans) exceeds 5% of our “real estate investment trust taxable income.”
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
We may elect to retain, rather than distribute, some or all of our net capital gain and pay income tax on such gain. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.
Our Acquisition of Tremont Mortgage Trust
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

•we would be subject to tax on the built-in gain on each asset of TRMT existing at the time we acquired it if we were to dispose of such an asset during the five-year period following the date that we acquired TRMT; and
•we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by TRMT for taxable periods that it did not qualify for taxation as a REIT.
Finally, if there is an adjustment to TRMT’s real estate investment trust taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in respect of preserving TRMT’s REIT qualification. That deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.
Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”
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
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:
(1)long-term capital gains, if any, recognized on the disposition of our shares;
(2)our distributions designated as long-term capital gain dividends;
(3)our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;
(4)our dividends attributable to earnings and profits that we inherit from C corporations; and
(5)our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on foreclosure property income), net of the corporate income taxes thereon.

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
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
We may elect to retain and pay income taxes on some or all of our net capital gain. In addition, if we so elect by making a timely designation to our shareholders:
(1)each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;
(2)each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;
(3)each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and
(4)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.
Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in our shares, but will reduce the shareholder’s basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in such shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.
If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.
A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in our shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of any long-term capital gain dividends we paid on such shares during the holding period.
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
For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to such a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.
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
Although the law is not entirely clear on the matter, it appears that amounts designated by us as undistributed capital gain in respect of our shares that are held by non-U.S. shareholders generally should be treated in the same manner as actual distributions by us of capital gain dividends. Under this approach, the non-U.S. shareholder would be able to offset as a credit against its resulting U.S. federal income tax liability its proportionate share of the tax paid by us on the undistributed capital gain treated as distributed to the non-U.S. shareholder, and receive from the IRS a refund to the extent its proportionate share of the tax paid by us were to exceed the non-U.S. shareholder’s actual U.S. federal income tax liability on such deemed distribution. If we were to designate any portion of our net capital gain as undistributed capital gain, a non-U.S. shareholder should consult its tax advisors regarding taxation of such undistributed capital gain.
Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding.

Our shares will not constitute USRPIs if we are not, at relevant testing dates in the preceding five years, a “United States real property holding corporation.” Whether we are a United States real property holding corporation depends upon whether the fair market value of USRPIs owned by us equals or exceeds 50% of the sum of the fair market value of these interests, any interests in real estate outside of the United States, and our other trade and business assets. Because USRPIs do not generally include mortgage loans or mortgage-backed securities, we do not believe that we are a United States real property holding corporation, and we do not believe that we were a United States real property holding corporation for periods prior to our first taxable year as a REIT.
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
Prohibited Transactions
Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or their beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.
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
Item 1A. Risk Factors
Summary of Risk Factors
The summary below provides an overview of many of the risks we face, and a more detailed discussion of risks is set forth in Part I, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.” Additional risks, beyond those summarized below or discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•we operate in a highly competitive market for investment opportunities, may not obtain sufficient additional capital, and may be adversely affected by Tremont's diligence processes, any defaults on our loan investments, the rate of prepayments on our loan investments, changes in interest rates, including as a result of the expected phase out of LIBOR, or changes in credit spreads due to the size of our loan portfolio;
•unfavorable market, economic, CRE and capital market conditions may have a material adverse effect on our investment returns, ability to grow our investment portfolio, results of operations, financial condition and ability to pay distributions to our shareholders;
•the lack of liquidity of our loan investments may make it difficult for us to sell our investments if the need or desire arises;
•loans secured by properties in transition or requiring significant renovation involve a greater risk of loss than loans secured by stabilized properties;

•the CRE loans that we originate or acquire are subject to the ability of the property owner to generate net operating income from the underlying property, as well as the risks of defaults and foreclosure, which may be impacted by current economic conditions, including inflation, rising or sustained high interest rates, supply chain challenges, labor availability, geopolitical instability and economic downturn, among other factors;
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
•third party expectations relating to ESG factors may impose additional costs on us and expose us, our borrowers and their tenants to new risks;
•any material failure, inadequacy, interruption or security breach of our, RMR’s or Tremont’s technology systems could materially and adversely affect us;
•our management structure and management agreement with Tremont and its relationships with related parties may create conflicts of interest;
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
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to pay distributions to our shareholders could be adversely affected and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.

Risks Relating to our Business
We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire target investments on attractive terms or at all.

We operate in a highly competitive market for investment opportunities. We compete with a variety of institutional investors, including other mortgage REITs, specialty finance companies, public and private funds (including mortgage REITs, funds or investors that Tremont, RMR or their subsidiaries currently, or may in the future, sponsor, advise or manage), banks, and insurance companies and other financial institutions. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we have. Many of our competitors are not subject to the operating constraints associated with REIT tax or SEC reporting compliance or maintenance of an exemption from registration as an investment company under the 1940 Act. Some of our competitors may have a lower cost of capital and access to funding sources that may not be available to us, such as the U.S. Government, or are only available to us on substantially less attractive terms. In addition, some of our competitors may have higher risk tolerances or make different risk assessments than us, which could lead them to consider a wider variety of investments, offer more attractive pricing or other terms, for example, higher LTV ratios or lower interest rates than we are willing to offer or accept. Furthermore, competition for our target investments may result in less attractive terms for us and lower returns on our investments or our failing to make investments.
Unfavorable market, economic, CRE and capital market conditions may have a material adverse effect on our investment returns, ability to grow our investment portfolio, results of operations, financial condition and ability to pay distributions to our shareholders.

Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the CRE industry and/or the local economies in the markets in which the properties relating to our investments are located. Unfavorable market, economic and CRE industry conditions may be due to, among other things, rising or sustained high interest rates and inflation, labor market challenges, supply chain disruptions, volatility in the capital markets, pandemics (such as the COVID-19 pandemic) or other public health safety concerns, geopolitical instability (such as the war in Ukraine), and other conditions beyond our control. Current and future economic conditions in the United States may affect the demand for real estate and real estate financing, real estate values, CRE transaction and leasing activity, rents, capital market stability and liquidity and capital costs. Current economic conditions, including rising interest rates, inflation, reduced availability of financing or financing on favorable terms and increased CRE financing costs, have resulted in a reduction in CRE transaction volume and adversely impacted CRE lending, including alternative CRE lenders like us. If these conditions continue or worsen, or if other adverse market conditions arise, CRE transaction activity, capital market stability, financing availability and financing costs for CRE lending may be further negatively impacted. In addition, these conditions may result in a prolonged economic slowdown or recession, which may negatively impact our borrowers’ ability to pay their debt obligations owed to us. Further, these conditions may reduce the value of the properties relating to our investments, which may increase the likelihood that we incur losses if our borrowers default on our loans. If these risks are realized, they may have a material adverse effect on our investment returns, ability to grow our investment portfolio, results of operations, financial condition and ability to pay distributions to our shareholders.
We have a limited operating history investing in mortgage loans and have made a limited number of target investments to date.

We have a limited operating history investing in mortgage loans and have made a limited number of target investments to date. Our ability to achieve our investment objectives depends on our ability to make investments that generate attractive, risk adjusted returns, as well as on our ongoing access to capital and financing on terms that permit us to realize net interest income from our investments. In general, the availability of favorable investment opportunities will be affected by the level and volatility of interest rates in the market generally, the availability of adequate short and long term real estate financing and the competition for investment opportunities. We cannot be sure that we will be successful in obtaining additional capital to enable us to make additional investments after we invest our existing capital, that any investments we make will achieve our targeted rate of return or other investment objectives, or that we will be able to successfully operate our business, or implement our operating policies and investment strategies.

Our loan portfolio consists of a limited number of investments, and losses, repayments or other changes with respect to any of those investments may significantly impact us.
As of December 31, 2022, our portfolio consisted of 27 first mortgage loans. As a result, the aggregate returns we realize may be adversely affected if any of our investments performs poorly, we need to write down the value of any of our investments or any of our investments is repaid prior to maturity and we are not able to timely redeploy the proceeds in a manner that provides us with comparable returns. The impact of these adverse effects on our aggregate returns may be greater than if our portfolio consisted of a larger number of loans because an impacted loan may comprise a larger proportion of our loan portfolio.
The lack of liquidity of our loan investments may adversely affect our business.

The lack of liquidity of our loan investments may make it difficult for us to sell our investments if the need or desire arises. Our investments in CRE mortgage loans are relatively illiquid due to their short life, their potential unsuitability for securitization and the difficulty of recovery in the event of a borrower’s default. In addition, our loan investments may become less liquid as a result of actual or anticipated defaults by our borrowers, turbulent market conditions or the unavailability to borrowers of refinancing capital. Moreover, the investments we make are not registered under relevant securities laws, resulting in limitations on their transfer, sale, pledge or disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, our loan investments are illiquid, and if we are required to liquidate a loan investment, we may realize significantly less than the amount we invested or our carrying value. The risk of such a loss may be greater if we need to liquidate it quickly. As a result, our ability to adjust our loan portfolio in response to changes in economic and other conditions may be limited, which could adversely affect our financial condition and results of operations.
Loans secured by properties in transition or requiring significant renovation involve a greater risk of loss than loans secured by stabilized properties.

We originate transitional bridge loans to borrowers who are seeking shorter term capital to be used in acquisitions, construction or repositioning of properties. In a typical transitional loan, the borrower has usually identified a property that the borrower believes has been under-managed, is located in a recovering market or requires renovation. The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns, construction risks and non-completion risks, among others. Estimates of the costs of and timing for completing property improvements may be inaccurate. For instance, during the COVID-19 pandemic, costs of construction materials increased due to inflation relating to supply chain issues and labor availability. In addition, subsequent leasing of the property may take longer to complete and cost more than expected. If the borrower experiences any of these or other risks, the borrower may not generate sufficient cash flows from the property to make payments on or refinance the transitional loan, and we may not recover some or all of our investment.
Tremont’s diligence process for investment opportunities may not reveal all facts that may be relevant for an investment, and if we incorrectly evaluate the risks of our investments, we may experience losses.

Prior to our making any investment, Tremont conducts diligence that it considers reasonable based upon the facts and circumstances of the investment. When conducting diligence on our behalf, Tremont may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the diligence process to varying degrees depending on the type of potential investment. Nonetheless, Tremont’s diligence may not reveal all of the risks associated with our investments. We evaluate our potential investments based upon criteria Tremont deems appropriate for the relevant investment. Our underwriting assumptions and loss estimates may not prove accurate, and actual results may vary from estimates. Moreover, investment analyses and decisions by Tremont may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to Tremont at the time of making an investment decision may be limited. Therefore, we cannot be sure that Tremont will have knowledge of all circumstances that may adversely affect such investment. If we underestimate the risks and potential losses associated with an investment we originate or acquire, we may experience losses from the investment.

We may be unable to obtain additional capital sufficient to enable us to grow our loan portfolio.
As of December 31, 2022, our primary sources of capital were the facilities governed by our Master Repurchase Agreements, including our master repurchase facility with Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, or the Citibank Master Repurchase Facility and our master repurchase facility with UBS, or the UBS Master Repurchase Facility; and our facility loan program with BMO, or the BMO Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities.
As of December 31, 2022, we had $255.8 million of available liquidity from cash and amounts available under our Secured Financing Facilities to fund future loan originations and advances. After we invest these sources, we may not be able to obtain additional capital to make investments that we determine are attractive. If so, this could limit our ability to grow our loan portfolio in the future, including by pursuing opportunities that may be available in our loan origination pipeline, and adversely affect our ability to make or sustain distributions to our shareholders. Our ability to further grow our loan portfolio over time will depend, to a significant degree, upon our ability to obtain additional capital. Our access to additional capital depends upon a number of factors, some of which we have little or no control over, including:
•general economic, market or industry conditions;
•the market’s view of the quality of our assets;

•the market’s perception of our growth potential;

•our current and potential future earnings and distributions to our shareholders; and

•the market value of our securities.

If regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. This could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
If we cannot obtain additional capital after we invest our current available cash and borrowing availability under our Secured Financing Facilities, our future investable funds may be limited to proceeds we receive from repayments of our loan investments, and from interest payments we receive, from borrowers or from other investments we may make. Therefore, in order to grow our business, we may have to rely on additional equity issuances, which may be dilutive to our shareholders, or on debt financings which may require us to use a large portion of our cash flow from operations to fund our debt service obligations, thereby reducing funds available for our operations, future business opportunities, distributions to our shareholders or other purposes. We cannot be sure that we will have access to such debt or equity capital on favorable terms at the desired times, or at all, which may cause us to reduce or suspend our investment activities or dispose of assets at an inopportune time or price, which could negatively affect our financial condition, results of operations and ability to make or sustain our distributions to our shareholders.
If the market value of our common shares does not increase or declines, our cost of equity capital will remain high or further increase, and we may not be able to practically or otherwise raise equity capital by issuing additional equity securities.
Prepayment rates may adversely affect our ability to generate returns, which could negatively impact our ability to make or sustain distributions to our shareholders.

The rates at which our borrowers prepay our investments, where contractually permitted, will be influenced by changes in the then-current level of interest rates, significant changes in the performance or possible sale of underlying real estate assets and a variety of economic factors, availability of alternative financing the borrower desires and other factors beyond our control. In addition, it may take an extended period for us to reinvest the proceeds from any repayments we may receive, and any reinvestments we may be able to make may not provide us with similar returns or comparable risks as those of our current investments. We expect to be entitled to fees upon the prepayment of our investments, although we cannot be sure that such fees will adequately compensate us as the functional equivalent of a “make whole” payment. Furthermore, we may not be able to structure future investments to impose a make whole obligation upon a borrower in the case of an early prepayment. As a result, our income may decline as a result of borrower prepayments, which would have a negative impact on our ability to make or sustain distributions to our shareholders.

Difficulty or delays in redeploying the proceeds from repayments of our existing loan investments may cause our financial performance and returns to shareholders to decline.
As our loan investments are repaid, we intend to redeploy the proceeds we receive into new loan investments and repay borrowings under our repurchase and credit facilities. It is possible that we will fail to identify and complete reinvestments that would provide returns or a risk profile that are comparable to the loan investment that was repaid. If we fail to redeploy, or experience any delays in redeploying, the proceeds we receive from repayment of a loan investment in equivalent or better investments, our financial performance and returns to shareholders could decline.
Earning returns on the CRE loans that we originate or acquire is subject to the ability of the property owner to generate net operating income from operating the property.
Our ability to earn positive returns on CRE loans that we originate or acquire is subject to the ability of the property owner to generate net operating income from operating the property. The ability of a borrower to repay a loan secured by an income producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is below amounts expected when we made our loan investment, the borrower’s ability to repay the loan may be impaired and the risks of default and foreclosure may increase. Net operating income of an income producing property can be affected by, among other things:
•tenant mix and tenant bankruptcies;

•success of tenant businesses;

•property management decisions, including with respect to capital improvements, particularly in older building structures;

•property location, condition and design;

•competition from comparable properties;

•changes in market practice, such as those that arose or were intensified in response to the COVID-19 pandemic;

•changes in national, regional or local economic conditions and/or specific industry segments, including current and future economic conditions caused by pandemics, such as the COVID-19 pandemic;

•rising inflationary pressures and effects of inflation on borrower and tenant businesses;

•supply chain constraints, commodity pricing and other inflation;

•borrowers’ and tenants’ ability to attract, retain and motivate sufficient qualified personnel in a challenging labor market and to effectively manage their labor costs;

•declines in regional or local real estate values;

•declines in regional or local rental or occupancy rates;

•changes in interest rates, and in the state of the debt and equity capital markets, including diminished availability or lack of CRE debt financing;

•changes in real estate tax rates, tax credits and other operating expenses;

•costs of remediation and liabilities associated with environmental conditions;

•adverse impacts to properties from short term and long term effects of global climate change;

•the potential for uninsured or underinsured property losses;

•changes in laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and

•acts of God, earthquakes, hurricanes, health epidemics, pandemics and other public health safety events or concerns, such as the COVID-19 pandemic, and other natural disasters, or acts of war, terrorism, social unrest or civil disturbances, in each case which may result in uninsured or underinsured losses.

We may need to foreclose on loans that are in default, which could result in losses.
We may find it necessary to foreclose on loans that are in default. Foreclosure processes are often lengthy and expensive. Results of foreclosure processes may be uncertain, as claims may be asserted by borrowers or by other lenders or investors in the borrowers that interfere with enforcement of our rights, such as claims that challenge the validity or enforceability of our loan or the priority or perfection of our mortgage or other security interests. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action and seek to force us into a modification of the loan or a buy-out of the loan for less than we are owed. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and delaying the foreclosure processes and potentially result in reductions or discharges of the borrower’s debt.
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

In addition to the other risks discussed herein, the CRE loans that we originate or acquire expose us to risks associated with real estate investments, generally, including:
•economic and market fluctuations;

•political instability or changes;

•changes in environmental, zoning and other laws;

•casualty or condemnation losses;

•cost of remediation and removal of hazardous substances and liabilities associated with environmental conditions;

•regulatory limitations on rents;

•decreases in property values;

•changes in the appeal of properties to tenants;

•changes in supply and demand for CRE properties and debt;

•changes in valuation of collateral underlying CRE properties and CRE loans, resulting from inherently subjective and uncertain valuations;

•energy supply shortages;

•various uninsured or uninsurable risks;

•adverse weather, natural disasters and adverse impacts from climate change;

•acts of God, earthquakes, hurricanes, pandemics or other public health safety events or concerns, such as the COVID-19 pandemic, and other natural disasters, climate change, or acts of war, terrorism, social unrest and civil disturbances, in each case which may result in uninsured or underinsured losses;

•changes in government regulations, such as rent control; and

•changes in the availability of debt financing and/or mortgage funds, which may render the sale or refinancing of properties difficult or impracticable.

We cannot predict the degree to which economic conditions generally, and the conditions for CRE and CRE debt financing in particular, will improve or decline. Current economic conditions, including inflation, rising interest rates, supply chain challenges, labor availability, geopolitical instability and economic downturn, have materially adversely impacted CRE transaction activity and valuations and have caused disruptions in the CRE lending market. If these conditions continue or worsen, or if further declines in the performance of the U.S. or global economies or in real estate debt markets are realized, we may experience a material adverse effect on us and our business, results of operations and financial condition.
REIT distribution requirements may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts or make investments. We may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, rising interest rates and other market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Changes in interest rates and credit spreads may significantly reduce our revenues or impede our growth.

Changes in interest rates may be sudden and may significantly reduce our revenues or impede our growth. In efforts to combat rising inflation, the Federal Open Market Committee of the U.S. Federal Reserve (the “FOMC”) has raised interest rates multiple times since March 2022 and has indicated an expectation that it will continue to raise interest rates in 2023. Changes in interest rates may materially and negatively affect us in several ways, including:
•Changes in interest rates and credit spreads will affect our net interest income from our investments, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing our investments;

•Changes in interest rates may affect our ability to make investments as well as borrower default rates. In a period of rising interest rates, our interest income on our loan investments will increase; however, defaults on our loan investments may also increase. Our loan agreements typically require our borrowers to obtain interest rate caps to mitigate the risk of default caused by rising financing costs; however, there can be no assurance that these interest rate caps will prevent us from experiencing losses nor that such mechanisms will continue to be employed. Also, as interest rates increase, the cost of interest rate caps could also increase, which may limit borrowers’ ability to afford the loan or increase the risk of default. Additionally, rising interest rates may reduce our ability to make investments, as fixed rate financing may be more attractive to potential borrowers or they may forgo or delay obtaining financing. Our operating results depend in large part on differences between the income from our investments, net of credit losses and financing costs. Even when our investments and borrowings are match funded, the income from our investments may respond more slowly to interest rate fluctuations than the cost of our borrowings;

•Amounts outstanding under our Secured Financing Facilities will require interest to be paid by us at floating interest rates. When interest rates increase, our interest costs will increase. In a period of decreasing interest rates, our interest income on our loan investments may decrease. We typically structure our loan investments with benchmark interest rate floors to mitigate this risk; however, there can be no assurance that such floors will be sufficient to prevent material declines in interest income or that we will continue to structure our loan agreements with such floors;

•Changes in credit spreads may negatively impact our net interest income from investments. Even when our investments and borrowings are match funded, our net interest income may decline if we are not able to price new investments and borrowings with terms that result in the same or more favorable differences between the credit spreads we charge to our borrowers and the credit spreads we are charged by our lenders; and

•Investors may consider whether to buy or sell our common shares based upon the then distribution rate on our common shares relative to the then prevailing interest rates. If interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the market value of our common shares.

The phase out or transitioning of LIBOR may negatively impact our business, financial results and cash flows.
Certain of our loan agreements entered into prior to January 1, 2022 require the borrowers to pay us interest at floating rates based upon LIBOR. LIBOR was phased out for new contracts as of December 31, 2021. Our pre-existing contracts have been or are expected to be amended to replace LIBOR with SOFR prior to June 30, 2023, the date LIBOR is expected to no longer be available. Our loan agreements entered into with our borrowers prior to January 1, 2022 generally provide that if LIBOR is not able to be determined, the interest rates under our loan agreements with borrowers would be amended to replace LIBOR with an alternative benchmark rate (which may include SOFR or another rate based on SOFR) that will approximate the existing interest rate as calculated in accordance with LIBOR. Certain of TRMT’s loan agreements with its borrowers that we assumed upon consummation of the Merger generally provide that if LIBOR is not able to be determined, interest will be calculated using a floating base rate equal to the greater of the Federal Funds Rate plus 50 basis points or the Prime Rate. We expect that for then existing loan agreements that we entered into prior to January 1, 2022, we and our borrowers will amend our loan agreements by the time LIBOR is no longer available to replace LIBOR with an alternative benchmark rate (which may include SOFR or another rate based on SOFR) that will approximate the existing interest rate as calculated in accordance with LIBOR. Our Citibank Master Repurchase Agreement and UBS Master Repurchase Agreement were amended and restated effective March 2022 to, among other things, replace LIBOR with SOFR for interest rate calculations on new advances. Interest rates on advances under our BMO Facility and Wells Fargo Master Repurchase Facility have been based on SOFR since we entered into the agreements governing these facilities.
Despite our current expectations, we cannot be sure that the changes to the determination of interest under our agreements would approximate LIBOR. On July 29, 2021, the Alternative Reference Rates Committee, or the ARRC, a committee of private market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, formally recommended the SOFR as an alternative to LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs for us, which may have a negative impact on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR.
Third party expectations relating to ESG factors may impose additional costs and expose us to new risks.

There is an increasing focus from investors, borrowers, tenants, and their customers, employees, other stakeholders and regulators concerning corporate sustainability, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us and/or potential borrowers may choose not to do business with us if they believe our policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us, our borrowers and their tenants and cause us, our borrowers and their tenants to undertake costly initiatives to satisfy such new criteria. Alternatively, if we, our borrowers or their tenants elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or their policies with respect to corporate sustainability are inadequate. We and our borrowers and their tenants may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals we or they have set or the standards set by various constituencies. If we fail to satisfy the expectations of investors or if our borrowers or their tenants fail to satisfy expectations of their customers, employees and other stakeholders or if any goals or initiatives we or they announce are not executed as planned, our and their reputations and financial results could be adversely affected, net operating income from operations of our borrowers’ and their tenants’ businesses may decrease, our borrowers’ ability to repay our loans may be impaired, risks of default and foreclosure may increase and our results of operations, financial condition, liquidity and our ability to make or sustain distribution to our shareholders may be materially adversely impacted.

We, our borrowers and their tenants are subject to risks from adverse weather, natural disasters and climate events, and costs associated with future legislation designed to address climate change could increase our, our borrowers’ and their tenants’ costs.
We, our borrowers and their tenants are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate events. For example, our borrowers’ properties could be severely damaged or destroyed by physical climate risks that could materialize as either singular extreme weather events (such as floods, storms and wildfires) or through long term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact our borrowers and their tenants and cause significant losses if the businesses at our collateral properties cannot be operated due to damage resulting from such events. Further, legislation to address climate change could increase utility costs and other costs of operating properties which, if not offset by rising rental income, could reduce the net operating income at our borrowers’ properties and impact their ability to repay our loans. If we, our borrowers or their tenants fail to adequately prepare for adverse weather, natural disasters and climate events, or costs at our borrowers’ properties increase as a result of future legislation designed to address climate change, net operating income from operations of our borrowers’ properties’ businesses may decrease, our borrowers’ ability to repay our loans may be impaired, risks of default and foreclosure may increase and our results of operations and financial condition may be materially adversely impacted.
We and Tremont are subject to state licensing requirements and our or Tremont’s failure to be properly licensed may have a material adverse effect on our operations.

We or Tremont are required to hold licenses in certain U.S. states to conduct lending activities, and we or Tremont may be required to hold licenses from additional U.S. states in the future. State licensing statutes vary from state to state and may prescribe or impose, among other things:
•various recordkeeping requirements;

•restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees;

•disclosure requirements;

•requirements that licensees submit to periodic examination;

•surety bond and minimum specified net worth requirements;

•periodic financial reporting requirements;

•notification requirements for changes in principal officers, share ownership or corporate control;

•restrictions on advertising; and

•requirements that loan forms be submitted for review.

There is no guarantee that we or Tremont will be able to obtain these licenses, and efforts to obtain and maintain such licenses may cause us to incur significant expenses. Any failure to be properly licensed under state law or otherwise may have a material adverse effect on us and our operations.
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

For example, various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us. We believe this regulatory difference may create opportunities for us to successfully grow our business. There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally referring to credit intermediation involving entities and activities outside the regulated banking system and increased oversight and regulation of such entities. In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the Financial Stability Oversight Council, or the FSOC, which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. Since December 2019, FSOC has focused its systemically important designation approach for nonbank financial companies on an activities-based approach under which an individual firm would only be so designated if it determined that efforts to address the financial stability risks of that firm’s activities by its primary federal and state regulators have been insufficient. FSOC and a number of other regulators and international organizations are continuing to study the shadow banking system. Compliance with any increased regulation of nonbank credit extensions could adversely impact the implementation of our investment strategy and our returns. In an extreme eventuality, it is possible that such regulations could cause us to cease operations. In addition, the Biden Administration is taking a more active approach to economic and financial regulation than the Trump Administration, particularly to promote policy goals involving climate change, racial equity, ESG matters, cybersecurity, consumer financial protection and infrastructure. We cannot predict the ultimate content, timing or effect of legislative and/or regulatory action under the Biden Administration nor the impact of such changes on our business and operations.
Further, loans that we originate or acquire may be subject to U.S. federal, state or local laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Americans with Disabilities Act and local zoning laws.
If we or Tremont fail to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Jurisdictions with “one action,” “security first” and/or “anti-deficiency rules” may limit our ability to foreclose on a collateral property or to realize on obligations secured by a collateral property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us and our operations.
Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal, state and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, or the Treasury, and other taxation authorities. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our borrowers. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.
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

Insurance proceeds with respect to a property may not cover all losses, which could result in the corresponding non-performance of or loss on our investment related to such property.
We generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally losses of a catastrophic nature, such as those caused by hurricanes, flooding, climate change, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, or losses from terrorism or acts of war, that may be uninsurable or not commercially insurable. We may not obtain, or require borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in zoning and building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds being inadequate to restore an affected property to its condition prior to a loss or to compensate for related losses. The insurance proceeds we receive as a result of losses to the properties that are collateral for our loan investments may not be adequate to restore our economic position after losses affecting our investments. Any uninsured or underinsured loss could result in the loss of cash flow from, and reduce the value of, our investments related to such properties and the ability of the borrowers under such investments to satisfy their obligations to us.
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

Our ability to manage our investments may be limited by the form in which they are made. In certain situations, we may:
•acquire or retain investments subject to rights of senior classes and servicers under intercreditor or servicing agreements;

•acquire or retain only a minority and/or a non-controlling participation in an underlying investment;

•pledge our investments as collateral for financing arrangements;

•co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•rely on independent third party management or servicing with respect to the management of a particular investment.

We may not be able to exercise control over all aspects of our investments. For example, our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have economic or business interests or goals that are inconsistent with ours or may be in a position to take action contrary to our investment objectives. In addition, in certain circumstances we may be liable for the actions of our partners or co-venturers.

RMR and Tremont rely on information technology and systems in their respective operations, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially and adversely affect us.
RMR and Tremont rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees and borrower, guarantor, sponsor and investment data. If we, RMR, Tremont or our or their third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us, RMR, Tremont and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s, Tremont’s or other third parties’ information technology networks and systems or operations. Although much of RMR’s and Tremont’s staff returned to RMR’s offices during the COVID-19 pandemic, flexible working arrangements have resulted in a higher extent of remote working than they experienced prior to the pandemic. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s and Tremont’s ability to maintain the security, proper function and availability of RMR’s and Tremont’s information technology and systems since remote working by their employees could strain RMR’s and Tremont’s technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s or Tremont’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, its information systems and technology. Any failure by RMR, Tremont or other third party vendors to maintain the security, proper function and availability of their information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the market value of our securities.

Risks Relating to our Financing
We have debt and expect to incur additional debt, and our governing documents contain no limit on the amount of debt we may incur.
As of December 31, 2022, our debt under our Secured Financing Facilities represented 63.1% of our total assets. Subject to market conditions and availability, we expect to incur additional debt through our Secured Financing Facilities or other repurchase or credit facilities (including term loans and revolving facilities), public and private debt issuances or financing arrangements that we may enter into in the future. The amount of leverage we use will vary depending on our available investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and our estimate of the stability of our loan portfolio’s cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others. Leverage can enhance our potential returns but can also exacerbate our losses.
Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with covenants contained in our Secured Financing Facilities, which would likely result in: (1) acceleration of such debt (and any other debt arrangements containing a cross default or cross acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all; (2) our inability to borrow unused or undrawn amounts under our Secured Financing Facilities, even if we are current in payments on borrowings under those arrangements; and/or (3) the loss of some or all of our assets to foreclosures or forced sales;

•our debt may increase our vulnerability to adverse economic, market and industry conditions with no assurance that our investment yields will increase to match our higher financing costs;

•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to our shareholders or other purposes; and

•we may not be able to refinance maturing debts.

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

We intend to structure our leverage so that we minimize the difference between the index of our investments and the index of our debt leverage, by financing floating rate investments with floating rate leverage. Our attempts to mitigate the risk of a mismatch with the duration or index of our investments and leverage will be subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, and we may not be successful.

Our Secured Financing Facilities require us to comply with restrictive covenants and any future financings may require us to comply with similar or more restrictive covenants.
We are subject to various restrictive covenants contained in our Secured Financing Facilities and we may be subject to similar or additional covenants in connection with future financing arrangements. Our Secured Financing Facilities require us to maintain compliance with various financial covenants, including a minimum tangible net worth and cash liquidity, and specified financial ratios, such as total debt to tangible net worth and a minimum interest coverage ratio. Financing arrangements that we may enter into in the future may contain similar or more restrictive covenants. These covenants may limit our flexibility to pursue certain investments or incur additional debt. If we fail to meet or satisfy any of these covenants, we may be in default under the agreements governing the applicable arrangements, and our lenders could elect to accelerate our obligation to repurchase certain assets, declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral or enforce their rights against existing collateral.
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
Our Secured Financing Facilities and any additional repurchase or bank credit facilities or debt arrangements that we may enter into to finance future investments may involve the risk that the value of the investments sold by us or pledged to the provider of such repurchase or bank credit facilities or debt arrangements may decline, and, in such circumstances, we would likely be required to provide additional collateral or to repay all or a portion of the funds advanced thereunder. With respect to our Master Repurchase Facilities, UBS, Citibank and Wells Fargo have sole discretion to determine the market value of the investments that serve as collateral under these facilities for purposes of determining whether we are required to pay margin to UBS, Citibank and Wells Fargo. Where a decline in the value of collateral results in a margin deficit, UBS, Citibank and Wells Fargo may require us to eliminate that margin deficit through a combination of purchased asset repurchases and cash transfers to UBS, Citibank and Wells Fargo, respectively, subject to UBS’s, Citibank’s or Wells Fargo’s respective approval. We may not have funds available to eliminate any such margin deficit and may be unable to raise funds from alternative sources on favorable terms or at all, which would likely result in a default under any such master repurchase agreement. In the event of any such default, UBS, Citibank and Wells Fargo could accelerate our outstanding debts and terminate our ability to obtain additional advancements under the applicable master repurchase facility, and our financial condition and prospects would be materially and adversely affected. Any repurchase facility arrangements that we may enter into in the future would likely contain similar provisions. In addition, if any of our current or future lenders file for bankruptcy or become insolvent, our investments that serve as collateral under the applicable repurchase or bank credit facility or debt arrangement may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of those assets. Such an event could restrict our access to additional debt arrangements and, therefore, increase our cost of capital. Lenders under any future repurchase or bank credit facilities or debt arrangements may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. If we are unable to meet any such collateral obligations, our financial condition and prospects could deteriorate rapidly.
Any default in a repurchase agreement may cause us to experience a loss.

If any counterparty to a repurchase transaction under a repurchase agreement or the counterparty to any other repurchase financing arrangement we may enter defaults on its obligation to resell the underlying asset back to us at the end of the transaction term, or if the value of the underlying asset has declined as of the end of that term, or if we default on our obligations under such repurchase agreement, we may incur a loss on such repurchase transaction.

Risks Relating to our Relationships with Tremont and RMR
We are dependent upon Tremont and its personnel. We may be unable to find suitable replacements if our management agreement is terminated.
We do not have an office separate from Tremont and do not have any employees. Our executive officers also serve as officers of Tremont and of RMR. Tremont itself has limited resources and is dependent upon facilities and services available to Tremont under its shared services agreement with RMR. Tremont is not obligated to dedicate any specific personnel exclusively to us, and RMR is not obligated to dedicate any specific personnel to Tremont for services for us or otherwise. Although Tremont is not currently providing management services to any other mortgage REIT, it may in the future provide management services to other mortgage REITs or to other clients that compete with us. Our officers are not obligated to dedicate any specific portion of their time to our business.
Our officers have responsibilities for other companies to which RMR provides management services and may in the future have responsibilities for other companies to which Tremont may provide management services. As a result, our officers may not always be able to devote sufficient time to the management of our business, and we may not receive the level of support and assistance that we would receive if we were internally managed or if we had different management arrangements. The term of our management agreement renews for successive one-year periods, subject to non-renewal in accordance with the agreement. If our management agreement or Tremont’s shared services agreement with RMR is terminated and no suitable replacement is found, we may not be able to continue in our business.
Tremont has broad discretion in operating our day to day business.
Tremont is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying investments that will be appropriate for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities, investments and financing arrangements, but our Board of Trustees does not review or approve each decision made by Tremont on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by Tremont. Tremont may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.
Our management structure and agreements and relationships with Tremont and RMR and RMR’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.

We are subject to conflicts of interest arising out of our relationship with Tremont, RMR, their affiliates and entities to which they provide management services. Tremont is a subsidiary of RMR, which is the majority owned operating subsidiary of RMR Inc. One of our Managing Trustees and Chair of our Board of Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of Tremont, the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR. He is also a managing director or managing trustee of all the other public companies to which RMR or its subsidiaries provide management services, including us.
Matthew P. Jordan, our other Managing Trustee, is a director and the president and chief executive officer of Tremont and an officer of RMR Inc. and RMR. Thomas J. Lorenzini, our President, is an officer of RMR and an officer and employee of Tremont. Tiffany R. Sy, our Chief Financial Officer and Treasurer, is an officer and employee of RMR and an officer of Tremont. Messrs. Portnoy, Jordan and Lorenzini and Ms. Sy have duties to RMR and to Tremont, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services.

Tremont, RMR, their affiliates and the entities to which they provide management services are generally not prohibited from competing with us. In addition, Tremont, RMR and their subsidiaries may sponsor or manage other funds, REITs or other entities, including entities that make investments similar to the investments we make, and including entities in which Tremont or its affiliates or personnel may have a controlling, sole or substantial economic interest. As a result, conflicts of interests may exist for Tremont, RMR and their affiliates with respect to the allocation of investment opportunities. In our management agreement, we specifically acknowledge these conflicts of interest and agree that Tremont, RMR and their affiliates may resolve such conflicts in good faith and in their fair and reasonable discretion and may allocate investments, including those within our investment objectives, to RMR and its other clients, including clients in which Tremont, its affiliates or their personnel may have a controlling, substantial economic or other interest. Accordingly, we may lose investment opportunities to, and may compete for investment opportunities with, other businesses managed by Tremont, RMR or their subsidiaries. In addition to the fees payable to Tremont under our management agreement, Tremont and its affiliates may benefit from other fees paid to it in respect of our investments. For example, if we securitize some of our CRE loans, Tremont or its affiliates may act as the collateral manager for such securitization. In any of these or other capacities, Tremont and its affiliates may receive fees for their services if approved by a majority of our Independent Trustees. In the case of a conflict involving the allocation of investment opportunities among advisory clients of Tremont, Tremont will endeavor to allocate such investment opportunities in a fair and equitable manner, consistent with Tremont’s allocation policies, taking into account such factors as it deems appropriate. With respect to mortgage loan investments, which are the only types of investment opportunity that may be appropriate for more than one advisory client of Tremont, Tremont has established an investment committee that is responsible for evaluating mortgage loan origination opportunities and making determinations as to whether to move forward with funding a loan, taking into account advisory clients’ investment considerations. In circumstances in which an investment opportunity, after taking into account advisory clients’ investment considerations, is deemed appropriate for more than one advisory client, Tremont will generally allocate such opportunity on a rotational basis. We are currently the only mortgage REIT to which Tremont is providing management services, but Tremont may provide management services to other mortgage REITs in the future.

In addition, we may in the future enter into additional transactions with Tremont, RMR, their affiliates or entities managed by them or their subsidiaries. In particular, we may provide financing to entities managed by Tremont, RMR or their subsidiaries, or co-invest with, purchase assets from, sell assets to or arrange financing from any such entities. In addition to his investments in RMR Inc. and RMR, Adam D. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2022, Mr. Portnoy beneficially owned, in aggregate, 13.4% of our outstanding common shares (including through Tremont and ABP Trust), 6.1% of AlerisLife Inc.’s outstanding common stock (including through ABP Trust), 1.1% of Diversified Healthcare Trust’s outstanding common shares, 1.2% of Industrial Logistics Properties Trust’s outstanding common shares, 1.5% of Office Properties Income Trust’s outstanding common shares, 1.1% of Service Properties Trust’s outstanding common shares and 4.4% of TravelCenters of America Inc.’s outstanding common shares (including through RMR). Our executive officers may also own equity investments in other companies to which Tremont, RMR or their subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market value of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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

Our management agreement’s fee and expense structure may not create proper incentives for Tremont.
We are required to pay Tremont base management fees regardless of the performance of our loan portfolio. Tremont’s entitlement to a base management fee is based only in part upon our performance or results, which might reduce its incentive to devote its time and effort to seeking investments that provide attractive, risk adjusted returns for us. Because the base management fees are also based in part on our outstanding equity, Tremont may be incentivized to advance strategies that increase our equity capital. Increasing our equity capital through the sale of our common shares will likely be dilutive to our existing shareholders and may not improve returns for those shareholders or the market price of our common shares. In addition, Tremont may earn incentive fees each quarter based on our Distributable Earnings in a specified period in excess of a specified return. This may create an incentive for Tremont to invest in assets with higher yield potential, which are generally riskier or more speculative, or to sell assets prematurely for a gain in an effort to increase our near term net income and thereby increase the incentive fees to which Tremont is entitled. This incentive fee formula may encourage Tremont to recommend investments or take other actions which result in losses to us. In addition, we are required to pay or to reimburse Tremont for all costs and expenses of our operations (other than the costs of Tremont’s employees who provide services to us), including, but not limited to, the costs of rent, utilities, office furniture, equipment, machinery, facilities and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, personnel and support shared by Tremont and other costs and expenses not specifically required under our management agreement to be borne by Tremont, and other costs our Independent Trustees may agree to. Some of these overhead, professional and other services are provided by RMR pursuant to a shared services agreement between Tremont and RMR. We are also obligated to pay our pro rata share of RMR’s costs for providing our internal audit function. Our obligation to reimburse Tremont for certain shared services costs may reduce Tremont’s incentive to efficiently manage those costs, which may increase our costs.
Our management agreement is between related parties and its terms may be less favorable to us than if they had been negotiated on an arm’s length basis with an unrelated party.

Our management agreement is between related parties and its terms, including the fees payable to Tremont, may be less favorable to us than if they had been negotiated on an arm’s length basis with an unrelated party. Pursuant to the terms of our management agreement, we are required to reimburse Tremont for the fees and other costs it pays to RMR for shared services RMR provides with respect to us. Because of the relationships among Tremont and RMR and us, the terms of our management agreement were not negotiated on an arm’s length basis, and we cannot be sure that these terms are as favorable to us as they would have been if they had been negotiated on an arm’s length basis with an unrelated party.
Terminating our management agreement without a cause event may be difficult and will require our payment of a substantial termination fee.
Termination of our management agreement without a cause event will be difficult and costly. We may not terminate our management agreement without a cause event during its initial term through December 31, 2023. Our Independent Trustees will review Tremont’s performance and the management fees annually and, following the initial term ending December 31, 2023, our management agreement may be terminated annually without a cause event upon the affirmative vote of at least two-thirds of our Independent Trustees based upon a determination that: (1) Tremont’s performance is unsatisfactory and materially detrimental to us; or (2) the base management fee and incentive fee, taken as a whole, payable to Tremont are not fair to us (in the case of (2), provided that Tremont will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). We will be required to provide Tremont with prior written notice of any such termination by not later than 180 days prior to the expiration of the term of the agreement.
Additionally, in the event our management agreement is terminated by us without a cause event or by Tremont for a material breach, we will be required to pay Tremont a termination fee equal to (i) three times the sum of (a) the average annual base management fee and (b) the average annual incentive fee, in each case paid or payable to Tremont during the twenty-four (24) month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs prior to December 31, 2023, the base management fee and the incentive fee will be annualized for such two year period based on such fees earned by Tremont from January 5, 2021 through the most recently completed calendar quarter prior to the termination date, plus (ii) $1.6 million. Additionally, in connection with the Merger and the termination of TRMT’s management agreement with Tremont, we agreed that certain of the expenses Tremont had paid pursuant to such management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with Tremont. These provisions increase the cost to us of terminating our management agreement and adversely affect our ability to terminate Tremont or not renew our management agreement without a cause event. These terms of our management agreement may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

Tremont does not guaranty our performance; moreover, we could experience poor performance or losses for which Tremont would not be liable. Tremont’s liability is limited under our management agreement, and we have agreed to indemnify Tremont against certain liabilities.
Tremont maintains a contractual as opposed to a fiduciary relationship with us. Tremont does not guaranty our performance. Pursuant to our management agreement, Tremont does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our Board of Trustees in following or declining to follow its advice or recommendations. We could experience poor performance or losses for which Tremont would not be liable. Under the terms of our management agreement, Tremont and its affiliates, including RMR, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel will not be liable to us or any of our Trustees, shareholders or subsidiaries for any acts or omissions related to the provision of services to us under our management agreement, except by reason of acts or omissions that are proved to constitute bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of Tremont under our management agreement. In addition, under the terms of our management agreement, we agree to indemnify, hold harmless and advance expenses to Tremont and its affiliates, including RMR, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel from and against all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever, including all reasonable attorneys’, accountants’, and experts’ fees and expenses, arising from acts or omissions related to the provision of services to us or the performance of any matter pursuant to an instruction by our Board of Trustees, except to the extent it is proved that such acts or omissions constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of Tremont under our management agreement. Such persons will also not be liable for trade errors that may result from ordinary negligence, including errors in the investment decision making or trade process.
Tremont may change its processes for identifying, evaluating and managing investments and the personnel performing those functions for us without our or our shareholders’ consent at any time.

Tremont may change its personnel and processes for identifying, evaluating and managing investments for us without our or our shareholders’ consent at any time. In addition, we cannot be sure that Tremont will follow its processes. Changes in Tremont’s personnel and processes may result in fewer investment opportunities for us, inferior diligence and underwriting standards or adversely affect the collection of payments on, and the preservation of our rights with respect to, our investments, any of which may adversely affect our operating results.
Our management agreement permits our Trustees and officers, Tremont and its affiliates, including RMR, and their respective directors, trustees, officers, agents and employees to retain business opportunities for their own benefit and to compete with us.

In recognition of the fact that our Trustees and officers, Tremont and its affiliates, including RMR, and their respective directors, trustees, officers, agents and employees may engage in other activities or lines of business similar to those in which we engage, our management agreement provides that if such a person acquires knowledge of a potential business opportunity, we renounce, on our behalf and on behalf of our subsidiaries, any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted by Maryland law. Accordingly, to the maximum extent permitted by Maryland law: (1) no such person is required to present, communicate or offer any business opportunity to us or any subsidiaries; and (2) such persons, on their own behalf and on behalf of Tremont, any affiliate of such person or Tremont and any other person to which such person, RMR or any of their subsidiaries provide management services, will have the right to hold and exploit any business opportunity, or to direct, recommend, offer, sell, assign or otherwise transfer such business opportunity to any person other than us. Consequently, our management agreement permits our Trustees and officers and Tremont and its affiliates, including RMR, to engage in activities that compete with us.
Disputes with Tremont may be referred to binding arbitration, which follow different procedures from in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our management agreement with Tremont provides that any dispute arising thereunder will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against Tremont, if we or any other parties against whom the claim is made unilaterally demand the matter be resolved by arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.

We may be at an increased risk for dissident shareholder activities and shareholder litigation due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with Tremont, RMR, their affiliates and entities to which they provide management services, Adam D. Portnoy and other related persons of RMR may precipitate such activities. Shareholder litigation and dissident shareholder activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Tremont is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.
Tremont is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Tremont could be subject to civil liability, criminal liability or sanction, including revocation of its registration as an investment adviser, censures, fines or temporary suspension or permanent bar from conducting business, if it is found to have violated any of the laws or regulations governing investment advisers. Any such liability or sanction could adversely affect Tremont’s ability to manage our business. Tremont must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of conflicts of interest. Tremont has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if Tremont fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
Risks Relating to our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder, other than Tremont, RMR and their respective affiliates (as defined) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change of control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
•the division of our Trustees into three classes, with the term of one class expiring each year;

•limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;

•the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•shareholder voting standards which require a supermajority of shares for approval of certain actions;

•the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

•required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “managing trustees” and other Trustees be “independent trustees,” as defined in our governing documents;
•limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;
•limitations on the ability of our shareholders to remove our Trustees;
•the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change of control of us) and issue additional common shares;

•restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and
•the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
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
As a result of these limitations on liability and indemnification, we and our shareholders may have more limited rights against our present and former Trustees and officers than might exist with other companies, which could limit shareholder recourse in the event of actions that some shareholders may believe are not in our best interest.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager or agents.

Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, manager or other agents to us or our shareholders; (3) any action asserting a claim against us or any of our Trustees, officers, manager or other agents arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of our shareholders or shareholders against us or any of our Trustees, officers, manager or other agents, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any of our Trustees, officers, manager or other agents that is governed by the internal affairs doctrine of the State of Maryland. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to maintain our qualification for taxation as a REIT, investments, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our common shares and our ability to pay distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of investments which we seek to make, may increase our exposure to interest rate risk, CRE lending market fluctuations and liquidity risk.
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
If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or if one or more of our subsidiaries fails to maintain an exception or exemption from the 1940 Act, we could, among other things, be required to either: (1) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act; or (2) register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market value of our common shares. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
Failure to maintain our exemption from registration under the 1940 Act also would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the 1940 Act, we would not be able to enter into transactions with any of our affiliates if we were required to register as an investment company under the 1940 Act, and we might be required to terminate our management agreement with Tremont and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts might be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
We or certain of our subsidiaries may also rely on the exemption provided by Section 3(c)(6) of the 1940 Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) of the 1940 Act and any future guidance published by the staff may require us to adjust our strategy and our assets accordingly. While we refer generally to “exemption” in this discussion of Section 3(a) and Section 3(c) of the 1940 Act, each of the above referenced provisions technically provides companies with an exclusion from the definition of “investment company” under the 1940 Act, allowing companies to avoid registration as an investment company under the 1940 Act. We intend to structure and conduct our business in a manner that does not require our or our subsidiaries’ registration under the 1940 Act and, in so structuring and conducting our business, we may rely on any available exemption from registration, or exclusion from the definition of “investment company,” under the 1940 Act.
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
We cannot be sure that the laws and regulations governing the 1940 Act status of REITs, including the SEC or its staff providing new or more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to: (1) change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act; (2) sell our assets in a manner that, or at a time when, we would not otherwise choose to do so; or (3) register as an investment company, any of which could negatively affect the sustainability of our business and our ability to pay distributions, which could have an adverse effect on our business and the market value for our common shares.
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

If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we may be subject to material amounts of federal and state income taxes, our cash available for distribution to our shareholders could be reduced, and the market value of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
REIT distribution requirements could adversely affect us and our shareholders.
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to pay distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time to time, we may experience timing and other differences, for example on account of income and expense accrual principles under U.S. federal income tax laws, or on account of repaying outstanding indebtedness, whereby our available cash is less than, or does not otherwise correspond to, our taxable income. In addition, the IRC requires that income be taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the IRC. As a result, from time to time we may not have sufficient cash to meet our REIT distribution requirements. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market value of our common shares to decline.
We may in the future choose to pay dividends in our common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends that they receive.

We may in the future distribute taxable dividends that are payable in part in shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to these dividends in excess of the cash dividends received. If a shareholder sells our common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market value of our common shares at the time of the sale. Furthermore, with respect to some non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to these dividends, including in respect of all or a part of the dividend that is payable in our common shares. In addition, if a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on dividends paid in our common shares, then that may put downward pressure on the trading price of our common shares.
Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends.”

Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced U.S. federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market value of our common shares.

Even if we remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.
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
There is limited case law or administrative guidance addressing the treatment of mezzanine loans and preferred equity investments as debt or equity for federal income tax purposes. We expect that any mezzanine loans that we may originate or acquire generally will be treated as debt for federal income tax purposes, and preferred equity investments that we may make generally will be treated as equity for federal income tax purposes, but we do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for federal income tax purposes. If a mezzanine loan is treated as equity for federal income tax purposes, we will be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan and we will be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owns nonqualifying assets or earns nonqualifying income, we may not be able to satisfy all of the REIT gross income and asset tests. Alternatively, if the IRS successfully asserts that any preferred equity investment that we may make is debt for federal income tax purposes, then that investment may be treated as a nonqualifying asset for purposes of the 75% asset test and as producing nonqualifying income for the 75% gross income test. In addition, such an investment may be subject to the 10% value test and the 5% asset test, and it is possible that a preferred equity investment that is treated as debt for federal income tax purposes could cause us to fail one or more of the foregoing tests. Accordingly, we could fail to remain qualified for taxation as a REIT under the IRC if the IRS does not respect our classification of our mezzanine loans or preferred equity for federal income tax purposes.
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
The REIT provisions of the IRC substantially limit our ability to hedge our assets and liabilities. Any income from a qualifying hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification for taxation as a REIT under the IRC. As a result, a qualifying hedge transaction will neither assist nor hinder our compliance with the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of both of these gross income tests. As a result of these rules, we may limit our use of advantageous hedging techniques or implement some hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in the hedged items than we might otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
We may be required to report taxable income from particular investments in excess of the economic income we ultimately realize from them.
We may acquire debt instruments in the secondary market for less than their face amount. Though the discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current interest rates, the amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is generally reported as income when, and to the extent that, any payment of principal of the debt instrument is made. Payments on commercial mortgage loans are ordinarily made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.
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

Some leading market indexes exclude companies whose dividends to shareholders constitute UBTI. For purposes of the IRC, shareholder dividends attributable to a REIT’s “excess inclusion income” are treated as UBTI to specified investors, and thus REITs that generate excess inclusion income are generally not eligible for inclusion in these market indexes. Furthermore, REIT dividends attributable to excess inclusion income cause both the REIT and its shareholders to experience a range of disruptive and adverse U.S. federal income tax consequences, including the recognition of UBTI by specified tax-exempt shareholders, the unavailability of treaty benefits to non-U.S. shareholders and the unavailability of net operating losses to offset such income with respect to U.S. taxable shareholders. We do not intend to acquire assets or enter into financing or other arrangements that will produce excess inclusion income for our shareholders. As a result, we may forgo investment or financing opportunities that we would otherwise have considered attractive or implement these arrangements through a TRS, which would increase the cost of these activities because TRSs are subject to U.S. federal income tax. Furthermore, our analysis regarding our investments’ or activities’ potential for generating excess inclusion income could be subject to challenge or we could affirmatively modify our position regarding the generation of excess inclusion income in the future. In either case, our shareholders could suffer adverse tax consequences through the recognition of UBTI or the other adverse consequences that flow from excess inclusion income. Furthermore, in such an event, our common shares could become ineligible for inclusion in those market indexes that exclude UBTI-generating stock, which could adversely affect demand for our common shares and the market value of our common shares.

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
We may incur adverse tax consequences as a result of our acquisition of TRMT.
As a successor to TRMT, we may face liability stemming from the tax liabilities (including penalties and interest) of TRMT and its subsidiaries. These liabilities and our efforts to remedy any tax dispute relating to these acquired entities could have a material adverse effect on our financial condition and results of operations.
Risks Relating to our Securities
Our distributions to our shareholders may be reduced or eliminated and the form of payment could change.

We intend to continue to make regular quarterly distributions to our shareholders, but we may not be able to increase or maintain such a distribution rate for various reasons, including:
•our ability to sustain or increase the rate of distributions may be adversely affected if any of the risks described in our Annual Report on Form 10-K occur;

•we may not have enough cash to pay such distributions as a result of changes in our cash requirements, cash flow or financial position;

•our payment of distributions is subject to restrictions contained in the agreements governing our debt and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under the agreements governing our debt, we may be limited or in some cases prohibited from paying distributions to our shareholders; and

•the timing, amount and form of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to our historical and projected income, our Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share, our expectations of future capital requirements and operating performance and our expected needs for cash to pay our obligations and fund our investments, requirements to maintain our qualification for taxation as a REIT and limitations in our Secured Financing Facilities.

For these reasons, among others, our distribution rate may decline, or we may cease paying distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares to our shareholders, as permitted by the applicable tax rules.

Changes in market conditions could adversely affect the market value of our securities.
As with other publicly traded equity securities and REIT securities, the market value of our common shares and other securities depends on various market conditions that are subject to change from time to time. We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the market price of the equity securities, relative to interest rates. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. In efforts to combat rising inflation, the FOMC raised interest rates multiple times since March 2022 and has indicated an expectation that it will continue to raise interest rates in 2023. In addition, the U.S. and global economies have been experiencing high inflation, constrained labor availability, supply chain challenges, global instability and economic downturn. These conditions have negatively impacted REIT share prices and, if they continue or worsen, may have further adverse impacts on the market value of our securities.
We may use debt leverage or sell assets to pay distributions to our shareholders in the future.
If our earnings are at any time insufficient to fund distributions to our shareholders at the level that may in the future be established by our Board of Trustees, we may pay distributions to our shareholders with the proceeds of borrowings or other leverage or from sales of our assets. Funding distributions to our shareholders from our future borrowings or asset sales may constitute a return of capital to our investors, which would have the effect of reducing our shareholders’ bases in our common shares.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive and administrative offices are located in leased space at Two Newton Place, 255 Washington Street, Newton, MA 02458-1634. We do not own any real property.
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
As of February 9, 2023, there were 76 shareholders of record of our common shares.
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended December 31, 2022.

Calendar Month	Number of Shares Purchased (1)	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2022	4,197	$9.19	—	$—
December 2022	261	$9.09	—	—
Total/weighted average	4,458	$9.18	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain of our current and former officers and employees of Tremont and/or RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per share data)
We are a Maryland REIT. Our business strategy is focused on originating and investing in floating rate first mortgage loans in the $15,000 to $75,000 range, secured by middle market and transitional CRE properties that have values up to $100,000. We define transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. These mortgage loans are classified as loans held for investment in our consolidated balance sheets. Loans held for investment are reported at cost, net of any unamortized loan fees, origination costs, premiums, discounts or reserves for loan losses, as applicable.
Tremont is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. We believe that Tremont provides us with significant experience and expertise in investing in middle market and transitional CRE.
We operate our business in a manner that is consistent with our qualification for taxation as a REIT under the IRC. As such, we generally are not subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We also operate our business in a manner that permits us to maintain our exemption from registration under the 1940 Act.
Merger with Tremont Mortgage Trust
On September 30, 2021, we completed the Merger with TRMT, at which time TRMT merged with and into us, with us continuing as the surviving entity. The purchase price was $169,150, including the assumption of $128,962 of outstanding debt, closing costs of $6,160 and assumed working capital of $10,146.
For further information regarding the Merger, see Part I, Item 1, "Business" in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 4 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures
We present Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings, Adjusted Distributable Earnings per common share and Adjusted Book Value per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent net income, net income per common share or cash generated from operating activities and should not be considered as alternatives to net income or net income per common share determined in accordance with U.S. generally accepted accounting principles, or GAAP, or as an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share may not be comparable to distributable earnings, distributable earnings per common share, adjusted distributable earnings and adjusted distributable earnings per common share as reported by other companies.
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

	As of December 31,
	2022	2021
Shareholders' equity	$271,579	$257,694
Total outstanding common shares	14,709	14,597
Book value per common share	18.46	17.65
Unaccreted purchase discount per common share	0.46	1.20
Adjusted Book Value per common share (1)	$18.92	$18.85
(1)Adjusted Book Value per common share is a non-GAAP financial measure that excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of December 31, 2022 and 2021, the unaccreted purchase discount was $6,703 and $17,391, respectively.
Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Number of loans	27	26
Total loan commitments	$727,562	$648,266
Unfunded loan commitments (1)	$49,007	$57,772
Principal balance	$678,555	$590,590
Carrying value	$669,929	$570,780
Weighted average coupon rate	8.07%	4.54%
Weighted average all in yield (2)	8.57%	5.08%
Weighted average floor	0.62%	0.68%
Weighted average maximum maturity (years) (3)	3.3	3.8
Weighted average risk rating	2.9	2.9
Weighted average LTV (4)	68%	68%
(1)Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(3)Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details

The table below details our loan portfolio as of December 31, 2022:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield(1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$46,083	L + 4.00%	L + 4.64%	01/28/2026	63%	3
2	Dallas, TX	Office	08/25/2021	50,000	43,450	L + 3.25%	L + 3.61%	08/25/2026	72%	4
3	Passaic, NJ	Industrial	09/08/2022	47,000	38,440	S + 3.85%	S + 4.22%	09/08/2027	69%	3
4	Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.25%	03/29/2027	62%	3
5	West Bloomfield, MI	Retail	12/16/2021	42,500	37,453	L + 3.85%	L + 4.66%	12/16/2024	59%	3
6	Starkville, MS	Multifamily	03/22/2022	37,250	36,787	S + 4.00%	S + 4.32%	03/22/2027	70%	4
7	Summerville, SC	Industrial	12/20/2021	35,000	35,000	L + 3.50%	L + 3.82%	12/20/2026	70%	2
8	Farmington Hills, MI	Multifamily	05/24/2022	31,520	28,691	S + 3.15%	S + 3.50%	05/24/2027	75%	3
9	Downers Grove, IL	Office	09/25/2020	30,000	29,500	L + 4.25%	L + 4.69%	11/25/2024	67%	2
10	Las Vegas, NV	Multifamily	06/10/2022	28,950	24,223	S + 3.30%	S + 4.05%	06/10/2027	60%	3
11	St. Louis, MO	Office	12/19/2018	28,866	28,866	L + 3.25%	L + 3.74%	06/20/2023	72%	3
12	Plano, TX	Office	07/01/2021	27,385	26,152	L + 4.75%	L + 5.16%	07/01/2026	78%	3
13	Carlsbad, CA	Office	10/27/2021	24,750	23,825	L + 3.25%	L + 3.58%	10/27/2026	78%	3
14	Fontana, CA	Industrial	11/18/2022	24,355	22,000	S + 3.75%	S + 4.28%	11/18/2026	72%	3
15	Downers Grove, IL	Office	12/09/2021	23,530	23,530	L + 4.25%	L + 4.57%	12/09/2026	72%	3
16	Dublin, OH	Office	02/18/2020	22,820	22,507	S + 3.75%	S + 4.95%	02/18/2023	33%	2
17	Bellevue, WA	Office	11/05/2021	21,000	20,000	L + 3.85%	L + 4.19%	11/05/2026	68%	3
18	Portland, OR	Multifamily	07/09/2021	19,687	19,687	L + 3.57%	L + 3.97%	07/09/2026	75%	3
19	Ames, IA	Multifamily	11/15/2021	18,000	17,820	L + 3.80%	L + 4.13%	11/15/2026	71%	2
20	Aurora, IL	Office / Industrial	12/18/2020	17,460	16,429	L + 4.35%	L + 5.01%	12/18/2024	73%	2
21	Yardley, PA	Office	12/19/2019	16,500	15,583	L + 4.58%	L + 5.97%	12/19/2024	75%	4
22	Sandy Springs, GA	Retail	09/23/2021	16,489	15,017	L + 3.75%	L + 4.11%	09/23/2026	72%	3
23	Delray Beach, FL	Retail	03/18/2022	16,000	15,149	S + 4.25%	S + 4.91%	03/18/2026	56%	3
24	Westminster, CO	Office	05/25/2021	15,750	14,634	L + 3.75%	L + 4.25%	05/25/2026	66%	2
25	Portland, OR	Multifamily	07/30/2021	13,400	13,400	L + 3.57%	L + 3.98%	07/30/2026	71%	3
26	Seattle, WA	Multifamily	08/16/2021	12,500	12,354	L + 3.55%	L + 3.89%	08/16/2026	70%	3
27	Allentown, PA	Industrial	01/24/2020	9,775	9,775	S + 3.50%	S + 4.03%	01/24/2025	67%	1
	Total/weighted average			$727,562	$678,555	+ 3.78%	+ 4.28%		68%	2.9
(1)All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(2)Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(3)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

As of December 31, 2022, we had $727,562 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 27 first mortgage loans. As of December 31, 2022, we had three loans representing approximately 14% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk”. In January 2023, we received $16,429 of early repayment proceeds on a loan secured by an office/industrial property in Aurora, IL.
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

In February 2022, we amended the agreement governing our loan secured by an office property located in Yardley, PA. As part of this amendment, the loan commitment was increased by $1,600, or the Additional Advance, and is available to be used to finance debt service costs and operating costs of the borrower. Additionally, the initial maturity date was extended by one year to December 19, 2023. For purposes of calculating interest due to us for this loan, the Additional Advance is deemed to be outstanding as of the date of the amendment, regardless of whether such amounts have been advanced, at LIBOR, or a replacement base rate determined by us if LIBOR is no longer available, plus 12.0%. As of December 31, 2022, this loan had a risk rating of “4” and an outstanding principal balance of $15,583. The borrower’s interest rate cap on the loan expired in December 2022. We have agreed to forbear enforcement of the event of default per the terms of the loan agreement related to the termination of an interest rate cap without replacement, subject to certain terms and conditions. As of February 9, 2023, we believe the borrower was in compliance with the other terms of the loan agreement.
There were no other material modifications to our loan portfolio during the year ended December 31, 2022.
As of December 31, 2022 and February 9, 2023, our borrowers had paid their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default, except for the interest rate cap forbearance described above.
We did not have any impaired loans or non-accrual loans as of December 31, 2022; thus, we did not record a reserve for loan loss as of that date. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by inflationary pressures, rising interest rates, supply chain issues and any recession or economic downturn. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in impairment, increased loan loss reserves and/or recognition of income on a nonaccrual basis with respect to those loans. For further information regarding our loan portfolio and risk rating policy, see Notes 2 and 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Financing Activities
Our secured financing agreements at December 31, 2022 consisted of agreements that govern our Wells Fargo Master Repurchase Facility, our Citibank Master Repurchase Facility, our BMO Facility and our UBS Master Repurchase Facility.
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
On March 15, 2022, we amended and restated our Citibank Master Repurchase Agreement, which governs the Citibank Master Repurchase Facility. The amended and restated Citibank Master Repurchase Agreement increased the maximum amount of available advancements under our Citibank Master Repurchase Facility to $215,000, extended the stated maturity date of the Citibank Master Repurchase Facility to March 15, 2025, and made certain other changes to the agreement and related fee letter, including replacing LIBOR with SOFR for interest rate calculations on advancements under the Citibank Master Repurchase Facility and modifying certain pricing terms.
On April 25, 2022, we amended and restated our facility loan program agreement and the security agreement with BMO Harris Bank N.A, or the BMO Loan Program Agreement, which increased the maximum facility amount from $100,000 to $150,000.
On May 4, 2022, we amended and restated our UBS Master Repurchase Agreement. The amended and restated UBS Master Repurchase Agreement, which was effective March 9, 2022, made certain changes to the agreement and related fee letter, including replacing LIBOR with SOFR for interest rate calculations on advancements under the UBS Master Repurchase Facility and modifying certain pricing terms.
For further information regarding our Secured Financing Facilities, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The table below is an overview of our Secured Financing Facilities as of December 31, 2022:

Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	03/15/2025	$150,647	$64,353	$215,000	$205,234
UBS Master Repurchase Facility	02/18/2024	144,437	47,563	192,000	198,254
BMO Facility	Various	111,105	38,895	150,000	148,476
Wells Fargo Master Repurchase Facility	03/11/2025	67,426	57,574	125,000	89,008
Total		$473,615	$208,385	$682,000	$640,972
The table below details our Secured Financing Facilities activities during the year ended December 31, 2022:

Carrying Value
Balance at December 31, 2021	$339,627
Borrowings	284,867
Repayments	(152,121)
Deferred fees	(1,885)
Amortization of deferred fees	1,033
Balance at December 31, 2022	$471,521
As of December 31, 2022, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 6.34% per annum, excluding associated fees and expenses. As of December 31, 2022 and February 9, 2023, we had a $473,615 and $462,286, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of December 31, 2022, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Year ended December 31, 2022 Compared to Year Ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Change	% Change
INCOME FROM INVESTMENTS:
Interest income from investments	$45,303	$16,775	$28,528	170.1%
Purchase discount accretion	10,689	18,932	(8,243)	(43.5%)
Less: interest and related expenses	(17,630)	(2,253)	(15,377)	n/m
Income from investments, net	38,362	33,454	4,908	14.7%
OTHER EXPENSES:
Base management fees	4,260	3,221	1,039	32.3%
General and administrative expenses	4,080	3,091	989	32.0%
Reimbursement of shared services expenses	2,232	1,565	667	42.6%
Other transaction related costs	37	589	(552)	(93.7%)
Total other expenses	10,609	8,466	2,143	25.3%
Income before income taxes	27,753	24,988	2,765	11.1%
Income tax expense	(113)	(338)	225	(66.6%)
Net income	$27,640	$24,650	$2,990	12.1%

Weighted average common shares outstanding - basic and diluted	14,540	11,304	3,236	28.6%

Net income per common share - basic and diluted	$1.89	$2.18	$(0.29)	(13.3%)
n/m - not meaningful
Interest income from investments. The increase in interest income from investments was primarily the result of interest income generated from our origination activities, including 17 loans originated since January 1, 2021, interest income from loans acquired in the Merger and higher benchmark interest rates, partially offset by nine loans repaid since January 1, 2021. The weighted average benchmark rate was 4.29% as of December 31, 2022 as compared to 0.68% as of December 31, 2021.
Purchase discount accretion. The fair value of the loans acquired in the Merger on September 30, 2021 exceeded the purchase price of the loans. In accordance with GAAP, a purchase discount was recorded for the difference between the fair value and purchase price of the loans acquired. The purchase discount was allocated to each acquired TRMT loan on a relative fair value basis and is being accreted into income over the remaining term of the respective loan as of the effective date of the Merger. The decrease in purchase discount accretion was primarily the result of less amounts outstanding on the acquired TRMT loans during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Interest and related expenses. The increase in interest and related expenses was primarily the result of an increase in advances made to us under our Secured Financing Facilities since January 1, 2021 and higher benchmark interest rates in 2022. The weighted average benchmark rate was 4.33% as of December 31, 2022 as compared to 0.10% as of December 31, 2021.
Base management fees. The increase in base management fees was primarily due to the Merger. As a result of the Merger, the net book value of TRMT, as of September 30, 2021, was included as "Equity" for purposes of determining the base management fee and incentive fee, if any, under the management agreement.
General and administrative expenses. The increase in general and administrative expenses was primarily due to increases in share based compensation, professional fees, internal audit services, fees paid to our Trustees for their services and insurance expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The increase in reimbursement of shared services expenses was primarily the result of increased usage of shared services after the Merger on September 30, 2021.

Other transaction related costs. Other transaction related costs incurred during the year ended December 31, 2022 primarily consisted of audit fees related to the Merger. Other transaction costs incurred during the year ended December 31, 2021 consisted of expenses related to our conversion from a Maryland statutory trust to a Maryland REIT and legal costs in connection with the Merger.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes. The decrease in income tax expense is due to income tax expense incurred during the year ended December 31, 2021 on realized gains on the disposition of our securities portfolio in connection with our conversion from a registered investment company under the 1940 Act to a mortgage REIT in January 2021.
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

	Year Ended December 31,
	2022	2021
Net income	$27,640	$24,650
Non-cash equity compensation expense	1,018	627
Non-cash accretion of purchase discount	(10,689)	(18,932)
Exit fees collected on loans acquired in Merger (1)	104	—
Distributable Earnings	18,073	6,345
Other transaction related costs (2)	37	589
Income tax expense (3)	—	282
Adjusted Distributable Earnings	$18,110	$7,216

Weighted average common shares outstanding - basic and diluted	14,540	11,304

Net income per common share - basic and diluted	$1.89	$2.18
Distributable Earnings per common share - basic and diluted	$1.24	$0.56
Adjusted Distributable Earnings per common share - basic and diluted	$1.25	$0.64
(1)Exit fees collected for loans acquired in the Merger represent fees collected upon repayment of loans for which no income relating to those exit fees has previously been recognized in Distributable Earnings. In accordance with GAAP, exit fees payable with respect to loans acquired in the Merger were accreted as a component of the purchase discount and were excluded from Distributable Earnings as a non-cash item. Accordingly, these exit fees have been recognized in Distributable Earnings upon collection.
(2)Other transaction related costs include expenses related to the Merger.
(3)Income tax expense for the year ended December 31, 2021 represents the portion of our income tax expense incurred on realized gains on the disposition of our securities portfolio in connection with our conversion from a registered investment company to a mortgage REIT in January 2021.

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
Market Conditions. Inflationary pressures and geopolitical concerns have caused widespread macroeconomic uncertainty and volatility. In response to inflationary pressures, the FOMC increased the federal funds rate by 425 basis points during 2022 and has signaled that further increases are likely to occur throughout 2023. The FOMC's actions have caused increased borrowing costs and volatility in the CRE debt markets, while concerns of an existing or possible economic recession have caused increased credit spreads. Combined, these factors have resulted in tighter underwriting standards and negatively impacted overall CRE transaction volume for 2022, particularly in the second half of the year.
The CRE industry is traditionally a lagging indicator of economic conditions and CRE assets have historically tended to perform well in periods of inflation. Despite the recent increase in borrowing costs and macroeconomic and geopolitical uncertainties, we believe that CRE investors continue to see strength in the fundamentals of the U.S. CRE markets; however, transaction activity is expected to remain curtailed until there is further clarity on when, and at what level, the FOMC will stop increasing the federal funds rate. Once interest rate volatility subsides, we believe CRE investors will be able to recalibrate their expectations related to asset values, lenders will be able to price and structure risk accordingly in a higher, but more stable, interest rate environment and CRE transaction activity will improve.
As it relates to the CRE debt markets, many CRE debt providers have become less willing, or able, to extend credit to borrowers, and those that are extending credit are doing so at lower leverage levels and with higher credit spreads. Market volatility and the increase in interest rates has not affected all lenders equally. Banks and life insurance companies have reduced their leverage ratios and increased credit spreads, but continue to originate new loans, while lenders that rely on secondary markets to finance their lending activities have experienced challenges. Credit spreads in the secondary market for commercial mortgage-backed securities, or CMBS, and CRE collateralized loan obligations, or CLO, bonds have widened substantially due to competing demand for alternative fixed income investments. As a result, some lenders who originate and sell loans into the CRE CLO market as a means of financing have chosen to wait to issue bonds until market volatility subsides and credit spreads stabilize, causing a slowdown in loan originations.
In addition to increased overall borrowing costs, lenders may experience certain challenges from increasing interest rates on floating rate loan portfolios. While increasing interest rates generally cause interest income on floating rate portfolios to increase, floating rate loans are often used to finance transitional properties with a business plan to increase cash flows, allowing for increasing debt costs to be serviced. Lenders are impacted by the ability of their borrowers to service their debt while implementing their business plans and, as a result, lenders' underwriting criteria may become more conservative. Additionally, floating rate lenders typically limit interest rate risk by requiring borrowers to obtain interest rate caps or swaps to limit the impact of rising rates on a borrower’s ability to service its debt. While interest rate caps and swaps on existing loans protect lenders in periods of rising interest rates, the cost to the borrower to obtain interest rate caps or swaps on new loans may result in decreased loan amounts. These challenges could result in reduced floating rate portfolio amounts overall and, as a result, could offset the increase in interest income generated from higher benchmark rates.
We believe the CRE lending industry is well positioned to face these challenges. Unlike in the years leading up to the financial crisis of 2008, underwriting standards have not eased and liquidity, both in the form of debt and equity capital, continues to exist for the CRE sector. We believe there will continue to be significant opportunities for alternative lenders like us to provide creative, flexible debt capital for a wide array of circumstances and business plans.
Changes in Interest Rates. With respect to our business operations, increases in interest rates, in general, may cause: (a) the coupon rates on our variable rate investments to reset, perhaps on a delayed basis, to higher rates; (b) it to become more difficult and costly for our borrowers, which may negatively impact their ability to repay our investments; and (c) the interest expense associated with our variable rate borrowings to increase. See "—Market Conditions" above for a discussion of the current market including interest rates.

Conversely, decreases in interest rates, in general, may cause: (a) the coupon rates on our variable rate investments to reset, perhaps on a delayed basis, to lower rates; (b) it to become easier and more affordable for our borrowers to refinance, and as a result, repay our loans, but may negatively impact our future returns if any such repayment proceeds were to be reinvested in lower yielding investments; and (c) the interest expense associated with our variable rate borrowings to decrease.
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as LIBOR and SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of December 31, 2022, LIBOR and SOFR were 4.39% and 4.36%, respectively, both of which exceed the floors established by all of our loans, and as a result none of our loan investments currently have active interest rate floors.
Certain of our loan agreements entered into prior to January 1, 2022 require the borrowers to pay us interest at floating rates based upon LIBOR. LIBOR was phased out for new contracts as of December 31, 2021. Our pre-existing contracts have been or are expected to be amended to replace LIBOR with SOFR prior to June 30, 2023, the date LIBOR is expected to no longer be available. Since January 1, 2022, interest rates under new loan agreements with our borrowers are based on SOFR. Our Citibank Master Repurchase Agreement and UBS Master Repurchase Agreement were amended and restated effective March 2022 to, among other things, replace LIBOR with SOFR for interest rate calculations on new advances. Interest rates on advances under our BMO Facility and Wells Fargo Master Repurchase Facility have been based on SOFR since we entered into the agreements governing these facilities.
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
Prepayment Risk. We are subject to risk that our loan investments will be repaid at an earlier date than anticipated, which may reduce the returns realized on those loans as less interest income may be received over time. Additionally, we may not be able to reinvest the principal repaid at a similar or higher yield of the original loan investment. We seek to limit this risk by structuring our loan agreements with fees required to be paid to us upon prepayment of a loan within a specified period of time before the loan’s maturity; however, unanticipated prepayments could negatively impact our operating results.
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
The interest rates related to our Citibank and UBS purchased assets were amended during 2022 as part of the amendments to the Citibank Master Repurchase Agreement and UBS Master Repurchase Agreement to replace LIBOR with SOFR plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. UBS and Citibank each has the discretion to make advancements at margins higher than 75%.

Loans issued under the BMO Facility are coterminous with the corresponding pledged mortgage loan investments, are not subject to margin calls and allow for up to an 80% advance rate, subject to certain loan to cost and LTV limits. Interest on advancements under the BMO Facility are calculated at SOFR plus a premium. Loans issued under the BMO Facility are secured by a security interest and collateral assignment of the underlying loans to our borrowers which are secured by real property underlying such loans. We are required to pay an upfront fee equal to a percentage of the aggregate amount of the facility loan, such percentage to be determined at the time of approval of the separate facility loan agreements with BMO, or the BMO Facility Loan Agreements. At the facility loan maturity date applicable to each facility loan, we are required to pay BMO the outstanding principal balance of the applicable facility loan and all accrued and unpaid interest and all other amounts due under the BMO Facility Loan Agreements with respect to such facility loan.
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
For further information regarding our Secured Financing Facilities, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and "—Overview-Financing Activities" above.
The following is a summary of our sources and uses of cash flows for the period presented:

	Year Ended December 31,
	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$26,295	$103,564
Net cash provided by (used in):
Operating activities	12,751	792
Investing activities	(84,067)	(283,863)
Financing activities	116,088	205,802
Cash, cash equivalents and restricted cash at end of period	$71,067	$26,295
The increase in cash provided by operating activities for 2022 compared to 2021 was primarily the result of interest income generated from our origination activities in 2021 and 2022 and loans acquired in the Merger. The decrease in cash used in investing activities is primarily due to lower loan originations and higher loan repayments in 2022, as well as payment of transaction costs related to the Merger in 2021, partially offset by cash assumed in the Merger. The decrease in cash provided by financing activities is primarily due to higher repayments on our Secured Financing Facilities during 2022 and an increase in distributions to common shareholders in 2022, partially offset by increased proceeds received from our Secured Financing Facilities during 2022.
Distributions
During the year ended December 31, 2022, we declared and paid distributions totaling $14,636, or $1.00 per common share, using cash on hand.
On January 12, 2023, we declared a regular quarterly distribution of $0.35 per common share, or $5,148, to shareholders of record on January 23, 2023. We expect to pay this distribution to our common shareholders on February 16, 2023 using cash on hand.
For further information regarding distributions, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2022 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unfunded loan commitments (1)	$49,007	$7,808	$41,199	$—	$—
Principal payments on Secured Financing Facilities (2)	473,615	99,112	374,503	—	—
Interest payments on Secured Financing Facilities (3)	46,590	28,448	18,142	—	—
	$569,212	$135,368	$433,844	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of December 31, 2022 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
Debt Covenants
Our principal debt obligations as of December 31, 2022 were the outstanding balances under our Secured Financing Facilities. Our Master Repurchase Agreements provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
In connection with our Master Repurchase Agreements, we entered into our guarantees, or the Master Repurchase Guarantees, which require us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts, as well as any costs and expenses of UBS, Citibank and Wells Fargo, as applicable, related to our Master Repurchase Agreements. The Master Repurchase Guarantees contain financial covenants, which require us to maintain a minimum tangible net worth, a minimum liquidity and a minimum interest coverage ratio and to satisfy a total indebtedness to stockholders' equity ratio.
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
As of December 31, 2022, we had a $362,510 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of December 31, 2022, we had a $111,105 aggregate outstanding principal balance under the BMO Facility.
As of December 31, 2022, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 9 and 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and our other filings with the SEC, which are incorporated herein by reference, including our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, or our 2023 Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2022. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
If a loan’s interest or principal payments are not paid when due and there is uncertainty that such payments will be collected, the loan may be categorized as non-accrual and no interest will be recorded until it is collected. When all overdue payments are collected and, in our judgment, a loan is likely to remain current, it may be re-categorized as accrual.
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
“1” lower risk—Criteria reflects a sponsor having a strong financial condition and low credit risk and our evaluation of management's experience; collateral performance exceeding performance metrics included in the business plan or credit underwriting; and the property demonstrating stabilized occupancy and/or market rates, resulting in strong current cash flow and net operating income and/or having a very low LTV.

“2” average risk—Criteria reflects a sponsor having a stable financial condition and our evaluation of management's experience; collateral performance meeting or exceeding substantially all performance metrics included in the business plan or credit underwriting; and the property demonstrating improved occupancy at market rents, resulting in sufficient current cash flow and/or having a low LTV.
“3” acceptable risk—Criteria reflects a sponsor having a history of repaying loans at maturity and meeting its credit obligations and our evaluation of management's experience; collateral performance expected to meet performance metrics included in the business plan or credit underwriting; and the property having a moderate LTV. New loans and loans with a limited history will typically be assigned this rating and will be adjusted to other levels from time to time as appropriate.
“4” higher risk—Criteria reflects a sponsor having a history of unresolved missed or late payments, maturity extensions and difficulty timely fulfilling its credit obligations and our evaluation of management's experience; collateral performance failing to meet the business plan or credit underwriting; the existence of a risk of default possibly leading to a loss and/or potential weaknesses that deserve management’s attention; and/or the property having a high LTV.
“5” impaired/loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds in lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and/or the property having a very high LTV.
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments, including assumptions regarding the values of loans, the values of underlying collateral and other circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record a reserve to reduce the carrying value of the loan accordingly and record a corresponding charge to net income in our consolidated statements of operations.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees, Tremont, RMR, members of the board of directors of Tremont and RMR Inc., employees of Tremont and employees of RMR who provide significant services to us. Our Code of Conduct is posted on our website, www.sevnreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Seven Hills Realty Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of any amendments to, or waivers from, our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 will be included in our 2023 Proxy Statement, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of Tremont and of RMR under our Amended and Restated 2021 Equity Compensation Plan, or the 2021 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2021 Plan. The terms of awards made under the 2021 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The table below is as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2021 Plan	None	None	251,074 (1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	251,074 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2021 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2021 Plan.
Payments by us to RMR and RMR employees are described in Notes 8 and 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

(b) Exhibits

Exhibit Number	Description
3.1	Declaration of Trust of the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
3.2	Bylaws of the Company, dated December 22, 2021. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report for the year ended December 31, 2021.)
4.2	Description of Securities. (Filed herewith.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.4	Form of Share Award Agreement.(+) (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.5	Form of Indemnification Agreement.(+) (Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)
10.6	Summary of Trustee Compensation.(+) (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on May 27, 2022.)
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
10.9
Amendment No. 2 to Master Repurchase Agreement, dated March 9, 2022, by and between RMTG Lender LLC and UBS AG. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.)

10.10
Amended and Restated Master Repurchase Agreement, dated March 15, 2022, by and between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on March 16, 2022.)

10.11
Amended and Restated Guaranty, dated as of September 30, 2021, by the Company in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.12
Facility Loan Program Agreement and Security Agreement, dated November 9, 2021, by and between Seven Hills BH Lender LLC and BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on November 12, 2021.)

10.13
First Amendment to Facility Loan Program Agreement and Security Agreement, dated April 25, 2022, by and between Seven Hills BH Lender, LLC and BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.14
Guaranty, dated November 9, 2021, by the Company, to and for the benefit of BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on November 12, 2021.)

10.15
First Amendment to Guaranty, dated April 25, 2022, by the Company, to and for the benefit of BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.16
Master Repurchase and Securities Contract, dated March 11, 2022, by and between Seven Hills WF Lender LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on March 16, 2022.)

10.17
Guarantee Agreement, dated March 11, 2022, by the Company, in favor of Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on March 16, 2022.)

10.18
Amendment No. 2 to Master Repurchase Agreement, dated March 9, 2022, by and between RMTG Lender LLC and UBS AG. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)
(+) Contract with management or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Seven Hills Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seven Hills Realty Trust and subsidiaries (the "Company") as of December 3, 2022 and 2021, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loans Held for Investment, Net – Identification of Impairment Indicators – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company evaluates loans held for investments on a loan by loan basis for possible indicators of impairment at least quarterly basis in order to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of loans held for investment, net are no longer recoverable. The loans are typically collateralized by commercial real estate property, and as a result, the Company regularly evaluates the extent and impact of any deterioration associated with the financial health and/or sale value of the underlying property, as well as the financial and operating capability of the borrower/sponsor for each individual loan investment.

Factors considered in the impairment evaluation include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current loan to value ratio, or LTV, debt yield, collateral performance, structure, exit plan and sponsorship. The Company’s evaluation involves a certain level of judgment and/or estimation related to whether the financial performance of the collateral or the existing market conditions results in an impairment indicator. The determination of whether loans are impaired involves judgments and assumptions based on objective and subjective factors. Changes in these judgements and/or estimates could have a significant impact on the loans identified for further analysis. For each of the two years in the period ended December 31, 2022, no impairment loss has been recognized on the Company’s loans held for investment, net balance.

We identified the determination of impairment indicators for loans held for investment, net as a critical audit matter because of the level of judgment and significant assumptions involved in management’s assessment of whether events or changes in circumstances have occurred indicating that the carrying amounts of loans held for investment may not be recoverable. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of impairment indicators for loans held for investment included the following, among others:

•We evaluated a sample of loans for potential impairment by:

◦Evaluating the accuracy and determining the relevance of the factors utilized during the Company’s evaluation.

◦Analyzing period over period changes on items such as net operating income, debt service coverage ratio, debt yield ratio, occupancy, loan structure and modifications, leasing and tenant profiles, remaining loan term and exit plan, progress of redevelopment plans, and risk ratings to determine impact on loan performance.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 13, 2023

We have served as the Company’s auditor since 2021.

SEVEN HILLS REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$71,057	$26,197
Restricted cash	10	98
Loans held for investment, net	669,929	570,780
Prepaid expenses and other assets	5,851	2,918
Total assets	$746,847	$599,993

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and deposits	$1,903	$1,561
Secured financing facilities, net	471,521	339,627
Due to related persons	1,844	1,111
Total liabilities	475,268	342,299

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,709,165 and 14,597,079 shares issued and outstanding, respectively	15	15
Additional paid in capital	238,505	237,624
Cumulative net income	52,290	24,650
Cumulative distributions	(19,231)	(4,595)
Total shareholders' equity	271,579	257,694
Total liabilities and shareholders' equity	$746,847	$599,993

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021
INCOME FROM INVESTMENTS:
Interest income from investments	$45,303	$16,775
Purchase discount accretion	10,689	18,932
Less: interest and related expenses	(17,630)	(2,253)
Income from investments, net	38,362	33,454

OTHER EXPENSES:
Base management fees	4,260	3,221
General and administrative expenses	4,080	3,091
Reimbursement of shared services expenses	2,232	1,565
Other transaction related costs	37	589
Total other expenses	10,609	8,466
Income before income taxes	27,753	24,988
Income tax expense	(113)	(338)
Net income	$27,640	$24,650

Weighted average common shares outstanding - basic and diluted	14,540	11,304

Net income per common share - basic and diluted	$1.89	$2.18

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Distributions	Total
Balance at December 31, 2020	10,202	$10	$192,884	$—	$—	$192,894
Issuance of shares	4,285	5	44,170	—	—	44,175
Share grants	116	—	627	—	—	627
Share repurchases	(6)	—	(57)	—	—	(57)
Net income	—	—	—	24,650	—	24,650
Distributions	—	—	—	—	(4,595)	(4,595)
Balance at December 31, 2021	14,597	15	237,624	24,650	(4,595)	257,694
Share grants	127	—	1,019	—	—	1,019
Share repurchases	(14)	—	(137)	—	—	(137)
Share forfeitures	(1)	—	(1)	—	—	(1)
Net income	—	—	—	27,640	—	27,640
Distributions	—	—	—	—	(14,636)	(14,636)
Balance at December 31, 2022	14,709	$15	$238,505	$52,290	$(19,231)	$271,579

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,640	$24,650
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(10,689)	(18,932)
Share based compensation	1,018	627
Amortization of deferred financing costs	1,033	211
Amortization of loan origination and exit fees	(3,780)	(1,679)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,546)	(2,039)
Accounts payable, accrued liabilities and deposits	342	(2,329)
Due to related persons	733	283
Net cash provided by operating activities	12,751	792

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(200,938)	(343,471)
Additional funding of loans held for investment	(16,697)	(4,343)
Repayment of loans held for investment	133,568	59,041
Payment of merger related costs	—	(6,160)
Cash assumed in merger	—	11,070
Net cash used in investing activities	(84,067)	(283,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	284,867	249,804
Repayments under secured financing facilities	(152,121)	(37,897)
Payments of deferred financing costs	(1,885)	(1,453)
Repurchase of common shares	(137)	(57)
Distributions	(14,636)	(4,595)
Net cash provided by financing activities	116,088	205,802

Increase (decrease) in cash, cash equivalents and restricted cash	44,772	(77,269)
Cash, cash equivalents and restricted cash at beginning of period	26,295	103,564
Cash, cash equivalents and restricted cash at end of period	$71,067	$26,295

	Year Ended December 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES:
Interest paid	$15,710	$1,718
Income taxes paid	$134	$2,681
NON-CASH INVESTING ACTIVITIES
Loans held for investment acquired by issuance of common shares	$—	$162,990
Working capital net liabilities assumed	$—	$924
NON-CASH FINANCING ACTIVITIES
Assumption of master repurchase facility	$—	$128,962
Issuance of common shares	$—	$44,175

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2022	2021
Cash and cash equivalents	$71,057	$26,197
Restricted cash	10	98
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$71,067	$26,295
See accompanying notes.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization
Seven Hills Realty Trust is a Maryland real estate investment trust, or REIT, that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate, or CRE.
We were previously organized as a Maryland statutory trust and were registered under the Investment Company Act of 1940, as amended, or the 1940 Act, as a closed-end management investment company. Our investment objective while we operated as a registered investment company was investing in equity securities of real estate companies. On January 5, 2021, the Securities and Exchange Commission, or SEC, issued an order granting our request to deregister as an investment company under the 1940 Act, or the Deregistration Order. As a result, we changed our SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended. On December 22, 2021, we converted from a Maryland statutory trust to a Maryland REIT.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the fair value of financial instruments.
Consolidation. These consolidated financial statements include the accounts of ours and our subsidiaries, all of which are 100% owned directly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
For each loan investment we make, we evaluate whether we have a controlling financial interest and consolidation of the borrower's financial statements is required under GAAP.
Cash, Cash Equivalents and Restricted Cash. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted cash primarily consists of deposit proceeds received from potential borrowers when originating loans, which may be returned to the applicable borrower upon the closing of the loan, after deducting any transaction costs paid by us for the benefit of such borrower.
Secured Financing Agreements. Loans financed through our Secured Financing Agreements (as defined in Note 6) are treated as collateralized financing transactions, unless they meet sales treatment under GAAP. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through our Secured Financing Agreements remain on our consolidated balance sheets as assets and cash received from the purchasers is recorded on our consolidated balance sheets as liabilities. Interest paid in accordance with our Secured Financing Agreements is recorded as interest expense.
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
“1” lower risk—Criteria reflects a sponsor having a strong financial condition and low credit risk and our evaluation of management's experience; collateral performance exceeding performance metrics included in the business plan or credit underwriting; and the property demonstrating stabilized occupancy and/or market rates, resulting in strong current cash flow and net operating income and/or having a very low LTV.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
“2” average risk—Criteria reflects a sponsor having a stable financial condition and our evaluation of management's experience; collateral performance meeting or exceeding substantially all performance metrics included in the business plan or credit underwriting; and the property demonstrating improved occupancy at market rents, resulting in sufficient current cash flow and/or having a low LTV.
“3” acceptable risk—Criteria reflects a sponsor having a history of repaying loans at maturity and meeting its credit obligations and our evaluation of management's experience; collateral performance expected to meet performance metrics included in the business plan or credit underwriting; and the property having a moderate LTV. New loans and loans with a limited history will typically be assigned this rating and will be adjusted to other levels from time to time as appropriate.
“4” higher risk—Criteria reflects a sponsor having a history of unresolved missed or late payments, maturity extensions and difficulty timely fulfilling its credit obligations and our evaluation of management's experience; collateral performance failing to meet the business plan or credit underwriting; the existence of a risk of default possibly leading to a loss and/or potential weaknesses that deserve management’s attention; and/or the property having a high LTV.
“5” impaired/loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds in lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and/or the property having a very high LTV.
See Note 5 for further information regarding our loan portfolio’s assessment under our internal risk rating policy.
Impairment occurs when it is deemed probable that we will not be able to collect all amounts due under a loan according to its contractual terms. Impairment will then be measured based on the present value of the expected future cash flows discounted at the loan's contractual effective rate and the fair value of any available collateral, net of any costs we expect to incur to realize that value. The determination of this estimated fair value involves judgments and assumptions based on objective and subjective factors. Consideration will be given to various factors, such as business plans, property occupancies, tenant profiles, rental rates, operating expenses and borrowers’ repayment plans, among others, and will require significant judgments regarding certain circumstances, such as guarantees, if any. Upon measurement of an impairment, we will record an allowance to reduce the carrying value of the loan accordingly, and record a corresponding charge to net income in our consolidated statements of operations.
As of December 31, 2022, we have not recorded any allowance for losses as we believe it is probable that we will collect all amounts due pursuant to the contractual terms of our loan agreements with borrowers.
Fair Value of Financial Instruments. We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes observable inputs in active markets when measuring fair value. The three levels of inputs that may be used to measure fair value in order of priority are as follows:
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
Loan Deferred Fees. Loan origination and exit fees are fees charged to our borrowers and unamortized or unaccreted balances are reflected as a reduction in loans held for investment, net, in our consolidated balance sheets. These fees are recognized in interest income over the life of the related loans held for investment.
Deferred Financing Costs. Costs incurred in connection with financings are capitalized and recorded as a reduction to the related liability in our consolidated balance sheets. Deferred financing costs are amortized over the term of the respective financing agreement and are recorded in our consolidated statements of operations as a component of interest and related expenses.

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
If a loan's interest or principal payments are not paid when due and there is uncertainty that such payments will be collected, the loan may be categorized as non-accrual and no interest will be recorded until it is collected. When all overdue payments are collected and, in our judgment, a loan is likely to remain current, it may be re-categorized as accrual. We did not have any non-accrual loans as of December 31, 2022.
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
Note 3. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the “incurred loss” model for recognizing credit losses with a forward-looking “expected loss” model that generally will result in the earlier recognition of credit losses. The measurement of current expected credit losses, or CECL, is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount. CECL is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures, such as unfunded loan commitments. The reserve required under ASU No. 2016-13 is a valuation account that is deducted from the related loans’ amortized cost basis on our consolidated balance sheets and will reduce our total stockholders’ equity. ASU No. 2016-13 requires a cumulative-effect adjustment to equity as of the beginning of the reporting period of adoption. However, future changes to the reserve will be recognized in net income on our consolidated statements of operations.
As a smaller reporting company, ASU No. 2016-13 is effective on January 1, 2023. The implementation process included selection of a credit loss model, changes to our internal reporting processes, changes to our internal controls and documentation of related policies and procedures. Given the lack of historical loss data related to our loan portfolio, we elected to estimate our expected losses using an analytical model that considers the likelihood of default and loss given default for each individual loan. This analytical model incorporates data from a third party database with historical loan loss information for commercial mortgage-backed securities and CRE loans since 1998. Significant inputs to the model include certain loan specific data, such as LTV, property type, geographic location, occupancy, debt service coverage ratio and/or net operating income and a macroeconomic forecast. We may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral and availability of relevant historical market loan loss data.
Based on our loan portfolio, including unfunded loan commitments, at December 31, 2022, the current economic environment and expectations for future conditions, upon adoption of ASU No. 2016-13, we expect to record a cumulative-effect adjustment to reduce our cumulative net income within a range of $6,000 to $8,000, or $0.41 to $0.54 per common share.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the guidance for and recognitions of troubled debt restructurings for all entities that have adopted ASU No. 2016-13. Instead, an entity must apply the loan refinancing and restructure guidance in Accounting Standards Codification, or ASC, Topic 310, Receivables (Topic 310), to determine whether a modification results in a new loan or continuation of an existing loan. If a borrower is experiencing financial difficulty, enhanced disclosures are required. ASU No. 2022-02 also amended the guidance on vintage disclosures to require disclosure of current period gross write-offs by year of origination. The adoption of ASU No. 2022-02 prospectively on January 1, 2023, concurrently with the adoption of ASU No. 2016-13 did not have a material impact on our condensed consolidated financial statements.
Note 4. Merger with Tremont Mortgage Trust
On September 30, 2021, we completed our merger with Tremont Mortgage Trust, or TRMT, at which time TRMT merged with and into us, with us continuing as the surviving entity, or the Merger. As a condition of the Merger, each one issued and outstanding common share of beneficial interest, $0.01 par value per share, of TRMT was automatically converted into the right to receive 0.516 of our common shares of beneficial interest, $0.001 par value per common share, or our common shares.
The purchase price, based on the closing price of our common shares on September 30, 2021 of $10.31 per share, was $169,150, including the assumption of $128,962 outstanding under TRMT’s master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility, closing costs of $6,160 and assumed working capital of $10,146.
The table below summarizes the consideration transferred and liabilities assumed as a result of the Merger:

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
The assets acquired and liabilities assumed were recorded at their relative fair values and added to our consolidated balance sheet as of September 30, 2021. The fair value of the loans acquired in the Merger exceeded the purchase price of the loans. In accordance with GAAP, a purchase discount of $36,443 was recorded for the difference between the fair value and purchase price of the loans acquired. The purchase discount was allocated to each acquired TRMT loan based on their relative fair value and has been and is being accreted into income over the remaining term of the respective loan. For the years ended December 31, 2022 and 2021, we recorded purchase discount accretion of $10,689 and $18,932, respectively.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below summarizes the purchase price allocation for the Merger:

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
Note 5. Loans Held for Investment
We originate first mortgage loans secured by middle market and transitional CRE, which are generally to be held as long term investments. We funded our loan portfolio using cash on hand and advancements under our Secured Financing Facilities, as defined in Note 6, and we acquired TRMT's loan portfolio in the Merger with our common shares. See Note 4 for further information regarding the Merger and Note 6 for further information regarding our Secured Financing Agreements.
The table below provides overall statistics for our loan portfolio as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Number of loans	27	26
Total loan commitments	$727,562	$648,266
Unfunded loan commitments (1)	$49,007	$57,772
Principal balance (2)	$678,555	$590,590
Carrying value	$669,929	$570,780
Weighted average coupon rate	8.07%	4.54%
Weighted average all in yield (2)	8.57%	5.08%
Weighted average floor	0.62%	0.68%
Weighted average maximum maturity (years) (3)	3.3	3.8
Weighted average risk rating	2.9	2.9
(1)Unfunded loan commitments are primarily used to finance property and building improvements and leasing capital and are generally funded over the term of the loan.
(2)All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(3)Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below represents our loan activities during 2021 and 2022:

	Principal Balance	Deferred Fees and Other Items	Carrying Value
Balance at December 31, 2020	$92,863	$(984)	$91,879
Additional funding	4,710	—	4,710
Originations	347,366	(3,895)	343,471
Repayments	(59,041)	(156)	(59,197)
Net amortization of deferred fees	—	1,835	1,835
Loans acquired in Merger (1)	204,692	901	205,593
Purchase discount on loans acquired in Merger	—	(36,443)	(36,443)
Purchase discount accretion (2)	—	18,932	18,932
Balance at December 31, 2021	590,590	(19,810)	570,780
Additional funding	17,310	—	17,310
Originations	203,244	(2,306)	200,938
Repayments	(132,589)	(979)	(133,568)
Net amortization of deferred fees	—	3,780	3,780
Purchase discount accretion	—	10,689	10,689
Balance at December 31, 2022	$678,555	$(8,626)	$669,929
(1)Deferred fees and other items for loans acquired in Merger represent exit fees contractually due upon repayment of loans acquired in the Merger.
(2)Purchase discount accretion for the year ended December 31, 2021 reflects the impact of a waived exit fee of $120 due from a borrower of a loan acquired in the Merger.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2022 and 2021:

	As of December 31,
	2022			2021
Property Type	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Office (1)	11	$252,796	38%	13	$269,865	47%
Multifamily	8	197,229	29%	5	106,002	19%
Industrial (1)	4	110,656	17%	3	92,791	16%
Retail	4	109,248	16%	4	88,724	16%
Lab	—	—	—%	1	13,398	2%
	27	$669,929	100%	26	$570,780	100%
(1)    As of December 31, 2021, two loan investments secured by mixed use properties consisting of office space and an industrial warehouse in Aurora, IL and Colorado Springs, CO were classified as office for the purpose of counting the number of loans in our portfolio because the majority of the square footage of the properties consisted of office space. The carrying value of these loan investments were reflected in office and industrial based on the fair value of the buildings at the time of origination relative to the total fair values of the properties. During the year ended December 31, 2022, our loan investment in Colorado Springs, CO was repaid.

	As of December 31,
	2022			2021
Geographic Location	Number of Loans	Carrying Value	Percentage of Value	Number of Loans	Carrying Value	Percentage of Value
Midwest	9	$251,208	37%	8	$216,700	38%
South	6	166,616	25%	7	153,495	27%
West	8	146,837	22%	8	145,453	25%
East	4	105,268	16%	3	55,132	10%
	27	$669,929	100%	26	$570,780	100%
Loan Credit Quality
We evaluate each of our loans for impairment at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level.
The table below allocates the carrying value of our loan portfolio as of December 31, 2022 and 2021 based on our internal risk rating policy:

	As of December 31,
	2022		2021
Risk Rating	Number of Loans	Carrying Value	Number of Loans	Carrying Value
1	1	$9,708	—	$—
2	6	134,642	4	94,743
3	17	434,116	21	463,600
4	3	91,463	1	12,437
5	—	—	—	—
	27	$669,929	26	$570,780

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The weighted average risk rating of our loans by carrying value was 2.9 as of December 31, 2022 and 2021. Certain of our borrowers’ business operations or tenants, particularly at certain office and retail properties, were negatively impacted by the COVID-19 pandemic and continue to be impacted by market conditions that arose or intensified during or in response to the pandemic. Current inflationary pressures, rising or sustained high interest rates, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected, and as a result, certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all. As of December 31, 2022, we had three loans representing approximately 14% of the carrying value of our loan portfolio with a loan risk rating of “4” or “higher risk". See Note 2 for further information regarding our loan risk ratings.
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
In February 2022, we amended the agreement governing our loan secured by an office property located in Yardley, PA. As part of this amendment, the loan commitment was increased by $1,600, or the Additional Advance, and is available to be used to finance debt service costs and operating costs of the borrower. Additionally, the initial maturity date was extended by one year to December 19, 2023. For purposes of calculating interest due to us for this loan, the Additional Advance is deemed to be outstanding as of the date of the amendment, regardless of whether such amounts have been advanced, at the London Interbank Offered Rate, or LIBOR, or a replacement base rate determined by us if LIBOR is no longer available, plus 12.0%. As of December 31, 2022, this loan had a risk rating of “4” and an outstanding principal balance of $15,583. The modification of this loan resulting from the amendment was determined not to be a troubled debt restructuring. However, we accounted for this modification as an extinguishment in accordance with ASC Topic 310, Receivables, because the changes to the terms were determined to be more than minor. As such, we recognized the related unaccreted purchase discount of $1,748 as interest income from investments in our condensed consolidated statements of income at the time of the modification. The borrower’s interest rate cap on the loan expired in December 2022. We have agreed to forbear enforcement of the event of default per the terms of the loan agreement related to the termination of an interest rate cap without replacement, subject to certain terms and conditions. As of February 9, 2023, we believe the borrower was in compliance with other terms of the loan agreement.
There were no other material modifications to our loan portfolio during the year ended December 31, 2022.
We did not have any impaired loans or nonaccrual loans as of December 31, 2022 or 2021. As of December 31, 2022 and February 9, 2023, our borrowers had paid their debt service obligations owed and due to us and none of the loans included in our investment portfolio were in default, except for the interest rate cap forbearance described above.
Note 6. Secured Financing Agreements
UBS Master Repurchase Facility
On February 18, 2021, one of our wholly owned subsidiaries entered into our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, for a facility, or our UBS Master Repurchase Facility, pursuant to which we may sell to UBS, and later repurchase, commercial mortgage loans, which are referred to as purchased assets. The maximum amount of available advancements under the UBS Master Repurchase Agreement is $192,000, and the expiration date of the UBS Master Repurchase Agreement is February 18, 2024, unless extended or earlier terminated in accordance with the terms of the UBS Master Repurchase Agreement. Pursuant to the UBS Master Repurchase Agreement, we will pay UBS a non-refundable upfront fee that is equal to 0.50% of the applicable tranche amount on each Purchase Date (as each term is defined in the UBS Master Repurchase Agreement). The amended and restated UBS Master Repurchase Agreement, which was effective March 9, 2022, made certain changes to the agreement and related fee letter, including replacing LIBOR with the Secured Overnight Financing Rate, or SOFR, for interest rate calculations on advancements under the UBS Master Repurchase Facility and modifying certain pricing terms.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Under our UBS Master Repurchase Facility, the initial purchase price paid by UBS for each purchased asset is up to 75% of the lesser of the market value of the purchased asset and the unpaid principal balance of such purchased asset, subject to UBS’s approval. Upon the repurchase of a purchased asset, we are required to pay UBS the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of UBS relating to such purchased assets. The pricing rate (or interest rate) relating to a purchased asset was equal to one month SOFR plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. UBS has the discretion under our UBS Master Repurchase Agreement to make advancements at margins higher than 75%. On May 4, 2022, we amended and restated our UBS Master Repurchase Agreement.
In connection with our UBS Master Repurchase Agreement, we entered into a guaranty, or the UBS Guaranty, which requires us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well as any costs and expenses of UBS related to our UBS Master Repurchase Agreement. The UBS Guaranty also contains financial covenants, which require us to maintain a minimum tangible net worth, a minimum liquidity and to satisfy a total indebtedness to stockholders' equity ratio.
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
Citibank Master Repurchase Facility
As discussed in Note 4, as a result of the Merger, we assumed the Citibank Master Repurchase Facility. On September 30, 2021, as a result of the Merger, we became party to TRMT's master repurchase facility and entered into a guaranty, or the Citibank Guaranty, in favor of Citibank, pursuant to which, among other things, we replaced TRMT as guarantor of certain obligations under the master repurchase agreement, as amended, with Citibank, or the Citibank Master Repurchase Agreement and amended the Citibank Master Repurchase Agreement and the related fee agreement. On March 15, 2022, we amended and restated our Citibank Master Repurchase Agreement to make certain changes to the agreement and related fee letter, including increasing the maximum amount of available advancements under our Citibank Master Repurchase Facility to $215,000, replacing LIBOR with SOFR for interest rate calculations on advancements under the Citibank Master Repurchase Facility, modifying certain pricing terms and extending the stated maturity date to March 15, 2025, subject to earlier termination as provided for in the Citibank Master Repurchase Agreement. Pursuant to the Citibank Master Repurchase Agreement, we may sell to Citibank, and later repurchase, floating rate mortgage loans and other related assets.
Under our Citibank Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset was equal to LIBOR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Citibank Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points.
The Citibank Guaranty, which requires us to guarantee 25% of our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Citibank Master Repurchase Agreement. The Citibank Guaranty also contains financial covenants, which require us to maintain a minimum tangible net worth, a minimum liquidity, a minimum interest coverage ratio and to satisfy a total indebtedness to tangible net worth ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Citibank Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of such purchased assets has resulted in a margin deficit, Citibank may require us to eliminate any margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval.

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
BMO Facility
On November 9, 2021, one of our wholly owned subsidiaries entered into our facility loan program agreement and the security agreement with BMO Harris Bank N.A., or BMO, or our BMO Loan Program Agreement, with BMO as administrative agent for the lenders. Amounts advanced under an uncommitted credit facility, originally up to the maximum principal amount of $100,000, or the BMO Facility, may be used to fund new mortgage loan originations and/or fund future funding obligations under existing and new mortgage loans pursuant to separate agreements, or the BMO Facility Loan Agreements. BMO Facility Loan Agreements issued under the BMO Facility are coterminous with the pledged mortgage loan investments, are not subject to margin calls and allow for up to an 80% advance rate, subject to certain loan to cost and LTV limits. Interest on advancements under the BMO Facility are calculated at SOFR plus a premium. BMO Facility Loan Agreements issued under our BMO Facility are secured by a security interest and collateral assignment of the underlying loans to our borrowers which are secured by real property owned by such borrowers. On April 25, 2022, we amended our BMO Loan Program Agreement to increase the maximum principal amount available under our BMO Facility, from $100,000 to $150,000.
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
Our BMO Loan Program Agreement provides for acceleration of all payment obligations due under the BMO Facility Loan Agreements upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR.
Wells Fargo Master Repurchase Facility
On March 11, 2022, one of our wholly owned subsidiaries entered into a master repurchase and securities agreement with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Agreement, for the Wells Fargo Master Repurchase Facility. The Wells Fargo Master Repurchase Facility provides up to $125,000 in advances, with an option to increase the maximum facility amount to $250,000, subject to certain terms and conditions. We may sell to Wells Fargo, and later repurchase, commercial mortgage loans, which are referred to as purchased assets. The expiration date of the Wells Fargo Master Repurchase Agreement is March 11, 2025, unless extended or earlier terminated in accordance with the terms of the Wells Fargo Master Repurchase Agreement.
Under the Wells Fargo Master Repurchase Facility, the initial purchase price paid by Wells Fargo for each purchased asset is up to 75% or 80%, depending on the property type of the purchased asset’s real estate collateral, of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, and subject to Wells Fargo’s approval. Upon the repurchase of a purchased asset, we are required to pay Wells Fargo the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Wells Fargo relating to such purchased asset. Interest on advancements under the Wells Fargo Master Repurchase Facility is calculated at SOFR, plus a premium.

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
We refer to the UBS Master Repurchase Facility, Citibank Master Repurchase Facility, BMO Facility and Wells Fargo Master Repurchase Facility, collectively, as our Secured Financing Facilities. We refer to the UBS Master Repurchase Agreement, Citibank Master Repurchase Agreement and Wells Fargo Master Repurchase Agreement, collectively, as our Master Repurchase Agreements, and to our Master Repurchase Agreements, the BMO Loan Program Agreement and the BMO Facility Loan Agreements, collectively, as our Secured Financing Agreements.
As of December 31, 2022, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
As of December 31, 2022 and February 9, 2023, we had aggregate outstanding principal balances under our Secured Financing Facilities of $473,615 and $462,286, respectively.
The table below summarizes our Secured Financing Facilities as of December 31, 2022 and 2021:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Principal Balance
December 31, 2022:
Citibank Master Repurchase Facility	$215,000	$150,647	$150,360	6.34%	1.1	$205,234
UBS Master Repurchase Facility	192,000	144,437	143,887	6.48%	1.1	198,254
BMO Facility	150,000	111,105	110,473	6.22%	2.2	148,476
Wells Fargo Master Repurchase Facility	125,000	67,426	66,801	6.23%	2.1	89,008
Total/weighted average	$682,000	$473,615	$471,521	6.34%	1.5	$640,972

December 31, 2021:
Citibank Master Repurchase Facility	$213,482	$161,825	$161,724	2.03%	0.7	$222,129
UBS Master Repurchase Facility	192,000	167,928	167,024	2.09%	2.0	225,868
BMO Facility	100,000	11,116	10,879	2.01%	2.7	14,821
Total/weighted average	$505,482	$340,869	$339,627	2.06%	1.4	$462,818
(1)The weighted average coupon rate is determined using LIBOR or SOFR plus a spread ranging from 1.80% to 2.51%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity is determined using the current maturity date of our corresponding loan investments, assuming no borrower loan extension options have been exercised. As of December 31, 2022, our Citibank Master Repurchase Facility, UBS Master Repurchase Facility and Wells Fargo Master Repurchase Facility mature on March 15, 2025, February 18, 2024 and March 11, 2025, respectively. Our BMO Facility matures at various dates based on the respective underlying loans held for investment.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
As of December 31, 2022, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Maturity Year	Principal Payments Due Upon Maturity
2023	$99,112
2024	264,246
2025	110,257
2026 and thereafter	—
$473,615
Note 7. Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash and accounts payable approximate their fair values due to the short term nature of these financial instruments.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Secured Financing Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date.
The table below provides carrying values and fair values of our financial assets and liabilities not carried at fair value in our consolidated balance sheets:

	As of December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$669,929	$679,911	$570,780	$597,669
Financial liabilities
Secured Financing Facilities	$471,521	$471,362	$339,627	$341,679
There were no transfers of financial assets or liabilities within the fair value hierarchy during the year ended December 31, 2022 or 2021.
Note 8. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2021 Equity Compensation Plan, or the 2021 Plan. During the years ended December 31, 2022 and 2021, we awarded to our officers and certain other employees of Tremont and of RMR annual share awards of 85,000 and 83,000 of our common shares, respectively, valued at $859 and $864, in aggregate, respectively. In accordance with our Trustee compensation arrangements, during the years ended December 31, 2022 and 2021, we awarded each of our then Trustees 6,000 of our common shares valued at $448 and $369, respectively, as part of their annual compensation. The values of the share awards are based upon the closing price of our common shares on Nasdaq on the dates of awards. The common shares that we award to our Trustees as trustee compensation vest immediately. The common shares we award to our officers and certain other employees of Tremont and of RMR vest in five equal annual installments beginning on the date of award. We recognize any share forfeitures as they occur. We include the value of awarded shares in general and administrative expenses ratably over the vesting period.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
A summary of shares granted, forfeited, vested and unvested under the terms of the 2021 Plan for the years ended December 31, 2022 and 2021 is as follows:

	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	91,584	$10.39	—	$—
Shares granted	127,000	$10.29	116,000	$10.63
Shares forfeited	(1,016)	$10.39	—	$—
Shares vested	(87,888)	$10.45	(50,786)	$10.89
Shares granted at the effective date of the Merger	—	$—	26,370	$10.31
Unvested shares, end of year	129,680	$10.24	91,584	$10.39
The 129,680 unvested shares as of December 31, 2022 are scheduled to vest as follows: 44,089 shares in 2023, 36,291 shares in 2024, 32,300 shares in 2025 and 17,000 shares in 2026.
As of December 31, 2022, the estimated future compensation expense for the unvested shares was $1,180. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2022 and 2021, we recorded $1,018 and $627, respectively, of compensation expense related to the 2021 Plan. At December 31, 2022, 251,074 of our common shares remained available for issuance under the 2021 Plan.
Common Share Purchases
During the years ended December 31, 2022 and 2021, we purchased 13,898 and 5,530 of our common shares, respectively, from certain of our current and former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased during the years ended December 31, 2022 and 2021 was $137 and $57, respectively.
Distributions
During the years ended December 31, 2022 and 2021, we paid distributions to common shareholders as follows:

			Characterization of Distributions
Year	Annual Per Share Distribution	Total Distribution	Return of Capital	Ordinary Income	Qualified Dividend
2022	$1.00	$14,636	—%	100%	—%
2021	$0.45	$4,595	21%	79%	—%
On January 12, 2023, we declared a quarterly distribution of $0.35 per common share, or $5,148, to shareholders of record on January 23, 2023. We expect to pay this distribution to our shareholders on or about February 16, 2023 using cash on hand.
Note 9. Management Agreement with Tremont
We have no employees. Effective January 5, 2021, upon receipt of the Deregistration Order, we entered into a management agreement with Tremont. The personnel and various services we require to operate our business are provided to us by Tremont, pursuant to the management agreement, which provides for the day to day management of our operations by Tremont, subject to the oversight and direction of our Board of Trustees.
Prior to the Merger, Tremont also provided management services to TRMT. In connection with the Merger, TRMT terminated its management agreement with Tremont, and Tremont waived its right to receive payment of the termination fees that would have otherwise resulted due to the Merger. In consideration of this waiver, we agreed that, effective upon consummation of the Merger and the termination of TRMT’s management agreement with Tremont, certain of the expenses Tremont had paid pursuant to TRMT’s management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with Tremont.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Our management agreement with Tremont provides for an annual base management fee and an incentive fee, payable in cash, among other terms:
•Base Management Fee. We are required to pay Tremont the annual base management fee equal to 1.5% of our “Equity”, payable in cash quarterly (0.375% per quarter) in arrears. Under our management agreement, “Equity” means (a) the sum of (i) our net asset value as of January 5, 2021, plus (ii) the net proceeds received by us from any future sale or issuance of shares of beneficial interest, plus (iii) our cumulative “Distributable Earnings,” as defined below, for the period commencing on January 5, 2021 to the end of the applicable most recent completed calendar quarter, less (b) (i) any distributions previously paid to holders of our common shares, (ii) any incentive fee previously paid to Tremont and (iii) any amount that we may have paid to repurchase our common shares. All items in the foregoing sentence (other than clause (a)(iii)) are calculated on a daily weighted average basis. As a result of the Merger, as of September 30, 2021, the net book value of TRMT was included as “Equity” under the management agreement.
•Incentive Fee. We are required to pay Tremont quarterly an incentive fee in arrears in cash equal to the difference between:
•The product of (i) 20% and (ii) the difference between (A) our Distributable Earnings for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) our Equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year, and
•The sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable).
No incentive fee shall be payable with respect to any calendar quarter unless Distributable Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters, if applicable) in the aggregate is greater than zero. Pursuant to the terms of our management agreement, no management incentive fees were payable until after the quarter ended March 31, 2021 and, thereafter, any management incentive fees are subject to Tremont earning those fees in accordance with the management agreement.
For purposes of the calculation of base management fees and incentive fees payable to Tremont under our management agreement, “Distributable Earnings” is defined as net income (or loss) attributable to our common shareholders, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss), and excluding: (a) the incentive fees earned by Tremont; (b) depreciation and amortization (if any); (c) non-cash equity compensation expense (if any); (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income or loss under GAAP); and (e) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussion between Tremont and our Independent Trustees and approved by a majority of our Independent Trustees. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. Pursuant to the terms of our management agreement, the exclusion of depreciation and amortization from the calculation of Distributable Earnings shall only apply with respect to real property we own.
Our shares of beneficial interest that are entitled to a specific periodic distribution or have other debt characteristics will not be included in “Equity” for the purpose of calculating incentive fees payable to Tremont. Instead, the aggregate distribution amount that accrues to such shares during the calendar quarter of such calculation will be subtracted from Distributable Earnings for purposes of calculating incentive fees, unless such distribution is otherwise already excluded from Distributable Earnings. Equity and Distributable Earnings as defined in our management agreement are non-GAAP financial measures and may be different from our shareholders’ equity and our net income calculated according to GAAP.
We recognized base management fees of $4,260 and $3,221 for the years ended December 31, 2022 and 2021. No incentive fee was earned for the year ended December 31, 2022 or 2021.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Term. The initial term of our management agreement ends on December 31, 2023, and the agreement will automatically renew for successive one year terms beginning January 1, 2024, and each January 1 thereafter, unless it is sooner terminated as detailed below.
Termination Rights. We have the right to terminate our management agreement with Tremont upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of our Independent Trustees based upon a determination that: (a) Tremont’s performance is unsatisfactory and materially detrimental to us or (b) the base management fee and incentive fee, taken as a whole, payable to Tremont under our management agreement are not fair to us (provided that, in the instance of (b), Tremont will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). Our management agreement may be terminated by Tremont before each annual renewal upon written notice delivered to our Board of Trustees no later than 180 days prior to an annual renewal date. We may also terminate our management agreement at any time without the payment of any termination fee, with at least 30 days’ prior written notice from us upon the occurrence of a “cause event,” as defined in the management agreement. Tremont may terminate our management agreement in certain other circumstances, including if we become required to register as an investment company under the 1940 Act for our uncured “material breach,” as defined in our management agreement, we materially reduce Tremont’s duties and responsibilities or scope of its authority under our management agreement or we cease or take steps to cease to conduct the business of originating or investing in CRE loans.
Termination Fee. In the event our management agreement is terminated by us without a cause event or by Tremont for a material breach, we will be required to pay Tremont a termination fee equal to: (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to Tremont during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such two year period based on such fees earned by Tremont from January 5, 2021, through the most recently completed calendar quarter prior to the termination date, plus (b) $1,600. No termination fee will be payable if our management agreement is terminated by us for a cause event or by Tremont without our material breach. In addition, as described above, in connection with the Merger and the termination of TRMT’s management agreement with Tremont, the initial organizational costs related to TRMT’s formation and the costs of its initial public offering and the concurrent private placement that Tremont had paid pursuant to that management agreement of $6,680 will be included in the “Termination Fee” under and as defined in our management agreement with Tremont.
Expense Reimbursement. Tremont, and not us, is responsible for the costs of its employees who provide services to us, including the cost of Tremont’s personnel who originate our loans, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. Generally, it is the practice of Tremont and RMR to treat individuals who spend 50% or more of their business time providing services to Tremont as employees of Tremont. We are required to pay or to reimburse Tremont and its affiliates for all other costs and expenses of our operations, including but not limited to, the cost of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to our investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under our management agreement to be borne by Tremont. Some of these overhead, professional and other services are provided by RMR pursuant to a shared services agreement between Tremont and RMR. We reimburse Tremont for shared services costs Tremont pays to RMR and its affiliates, and these reimbursements include an allocation of the cost of applicable personnel employed by RMR and our share of RMR’s costs of providing our internal audit function, with such shared services costs being subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $2,232 and $1,565 for the years ended December 31, 2022 and 2021, respectively, payable to Tremont as reimbursement for shared services costs it paid to RMR. We include these amounts in reimbursement of shared services expenses in our consolidated statements of operations.
Business Opportunities. Under our management agreement, we and Tremont have agreed that for so long as Tremont is managing us, neither Tremont nor any of its affiliates, including RMR, will sponsor or manage any other publicly traded REIT that invests primarily in first mortgage loans secured by middle market and transitional CRE located in the United States, unless such activity is approved by our Independent Trustees. However, our management agreement does not prohibit Tremont or its affiliates (including RMR) or their respective directors, trustees, officers, employees or agents from competing or providing services to other persons, funds and investment vehicles, private REITs or other entities that may compete with us, including, among other things, with respect to the origination, acquisition, making, arranging or managing of first mortgage loans secured by middle market or transitional CRE or other investments like those we intend to make.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Because Tremont and RMR will not be prohibited from competing with us in all circumstances, and RMR provides management services to other companies, conflicts of interest exist with regard to the allocation of investment opportunities and for the time and attention of Tremont, RMR and their personnel. Our management agreement acknowledges these conflicts of interest and, in that agreement, we agree that Tremont, RMR and their subsidiaries may resolve such conflicts in good faith in their fair and reasonable discretion. In the case of such a conflict, Tremont, RMR and their subsidiaries will endeavor to allocate such investment opportunities in a fair and reasonable manner, taking into account such factors as they deem appropriate.
Our management agreement also provides that if Tremont, its affiliates (including RMR) or any of their respective directors, trustees, officers, employees or agents acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in, or right to be offered or to participate in, such business opportunity to the maximum extent permitted by Maryland law.
Liability and Indemnification. Tremont maintains a contractual as opposed to a fiduciary relationship with us. Pursuant to our management agreement, Tremont does not assume any responsibility other than to render the services called for thereunder in good faith and is not responsible for any action of our Board of Trustees in following or declining to follow its advice or recommendations. Under the terms of our management agreement, Tremont and its affiliates, including RMR, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel will not be liable to us or any of our Trustees, shareholders or subsidiaries, or any of the trustees, directors or shareholders of any of our subsidiaries, for any acts or omissions related to the provision of services to us under our management agreement, except by reason of acts or omissions that have been determined in a final, non-appealable adjudication to have constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of Tremont under our management agreement. In addition, under the terms of our management agreement, we agree to indemnify, hold harmless and advance expenses to Tremont and its affiliates, including RMR, and their respective directors, trustees, officers, shareholders, owners, members, managers, employees and personnel from and against any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever, including all reasonable attorneys’, accountants’ and experts’ fees and expenses, arising from any acts or omissions related to the provision of services to us or the performance of any matters pursuant to an instruction by our Board of Trustees, except to the extent there is a final, non-appealable adjudication that such acts or omissions constituted bad faith, fraud, intentional misconduct, gross negligence or reckless disregard of the duties of Tremont under our management agreement. Such persons will also not be liable for trade errors that may result from ordinary negligence, including errors in the investment decision making or trade process.
Other. In addition to the fees and expense reimbursements payable to Tremont under our management agreement, Tremont and its affiliates may benefit from other fees paid to them in respect of our investments. For example, if we seek to securitize some of our CRE loans, Tremont or its affiliates may act as collateral manager. In any of these or other capacities, Tremont and its affiliates may receive fees for their services if approved by a majority of our Independent Trustees.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Tremont is a subsidiary of RMR, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR. RMR provides certain shared services to Tremont that are applicable to us, and we reimburse Tremont or pay RMR for the amounts Tremont or RMR pays for those services. One of our Managing Trustees and Chair of our Board of Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of Tremont, the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is a director and the president and chief executive officer of Tremont. Mr. Jordan is also an officer of RMR Inc. and an officer and employee of RMR, and our other officers are officers and employees of Tremont and/or RMR.
Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the board and as a managing director or managing trustee of those companies and other officers of RMR, including Mr. Jordan and certain of our other officers and officers of Tremont, serve as managing trustees, managing directors or officers of certain of these companies.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 9 for further information regarding our management agreement. Tremont also provided management services to TRMT until the Merger. On May 11, 2022, Tremont purchased 882,407 of our common shares from Diane Portnoy, the mother of Adam D. Portnoy. Tremont paid an aggregate purchase price of $9,469 for these shares. As of December 31, 2022, Tremont owned 1,708,058 of our common shares, or approximately 11.6% of our outstanding common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.4% of our outstanding common shares.
RMR Inc. and RMR. RMR provides certain shared services to Tremont which are applicable to us, and we reimburse Tremont or pay RMR for the amounts Tremont or RMR pays for those services. See Note 9 for further information regarding this shared services arrangement.
TRMT. As described further in Note 4, we and TRMT merged on September 30, 2021. Prior to the Merger, Adam D. Portnoy and Matthew P. Jordan, our Managing Trustees, were also TRMT’s managing trustees, Thomas J. Lorenzini, our President, also served as president of TRMT, and G. Douglas Lanois, our former Chief Financial Officer and Treasurer, also served as chief financial officer and treasurer of TRMT. Joseph L. Morea, one of our Independent Trustees, previously served as an independent trustee of TRMT and Jeffrey P. Somers, one of our Independent Trustees, previously served as an independent trustee of TRMT. Effective upon the Merger, John L. Harrington resigned from our Board of Trustees; he had served as one of our Independent Trustees and as an independent trustee of TRMT.
Share Awards to our Officers and Employees of Tremont and RMR. As described further in Note 8, we award shares to our officers and other employees of Tremont and/or RMR annually. Generally, one fifth of these awards vests on the award date and one fifth vests on each of the next four anniversaries of the award dates. These awards to employees of Tremont and RMR are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to Tremont. We purchased common shares awarded to certain of our officers and employees of Tremont and/or RMR in satisfaction of tax withholding obligations in connection with the vesting of awards of our common shares. See Note 8 for further information regarding these purchases.
Acceleration of Unvested Shares of a Former Officer. G. Douglas Lanois resigned as our Chief Financial Officer and Treasurer, effective September 30, 2022. Our Compensation Committee approved the acceleration of all 3,648 of the unvested shares owned by Mr. Lanois of us as of his separation date, January 1, 2023. We recognized share based compensation of $24 related to the acceleration of these shares during the year ended December 31, 2022.
Note 11. Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, we generally are not, and will not be, subject to U.S. federal income tax, provided that we meet certain distribution and other requirements. We are subject to certain state and local taxes, certain of which amounts are or will be reported as income taxes in our consolidated statements of operations.

Note 12. Weighted Average Common Shares
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

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The calculation of basic and diluted earnings per common share is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Numerators:
Net income	$27,640	$24,650
Income attributable to unvested participating securities	(193)	—
Net income used in calculating net income per common share	$27,447	$24,650

Denominators:
Weighted average common shares outstanding - basic and diluted	14,540	11,304

Net income per common share - basic and diluted	$1.89	$2.18

Note 13. Commitments and Contingencies
As of December 31, 2022, we had unfunded loan commitments of $49,007 related to our loans held for investment that are not reflected in our consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.6 years as of December 31, 2022. See Note 5 for further information related to our loans held for investment.

SEVEN HILLS REALTY TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2022
(dollars in thousands)

#	Property Type/Location	Interest Rate	Maturity Date	Maximum Maturity Date (1)	Payment Terms (2)	Prior Liens (3)	Principal	Carrying Value
	First Mortgage Loans (4)
1	Multifamily, Olmsted Falls, OH	L + 4.00%	01/28/2024	01/28/2026	I/O	—	$46,083	$46,164
2	Office, Dallas, TX	L + 3.25%	08/25/2024	08/25/2026	I/O	—	43,450	39,314
3	Industrial, Passaic, NJ	S + 3.85%	09/08/2025	09/08/2027	I/O	—	38,440	38,010
4	Retail, Brandywine, MD	S + 3.85%	03/29/2025	03/29/2027	I/O	—	42,200	41,906
5	Retail, West Bloomfield, MI	L + 3.85%	12/16/2023	12/16/2024	I/O	—	37,453	37,363
6	Multifamily, Starkville, MS	S + 4.00%	03/22/2025	03/22/2027	I/O	—	36,787	36,506
7	Industrial, Summerville, SC	L + 3.50%	12/20/2024	12/20/2026	I/O	—	35,000	34,769
8	Multifamily, Farmington Hills, MI	S + 3.15%	05/24/2025	05/24/2027	I/O	—	28,691	28,746
9	Office, Downers Grove, IL	L + 4.25%	11/25/2023	11/25/2024	I/O	—	29,500	29,528
10	Multifamily, Las Vegas, NV	S + 3.30%	06/10/2025	06/10/2027	I/O	—	24,223	24,035
11	Office, St. Louis, MO	L + 3.25%	03/20/2023	06/20/2023	I/O	—	28,866	28,998
12	Office, Plano, TX	L + 4.75%	07/01/2024	07/01/2026	I/O	—	26,152	26,048
13	Office, Carlsbad, CA	L + 3.25%	10/27/2024	10/27/2026	I/O	—	23,825	23,672
14	Industrial, Fontana, CA	S + 3.75%	11/18/2024	11/18/2026	I/O	—	22,000	21,758
15	Office, Downers Grove, IL	L + 4.25%	12/09/2024	12/09/2026	I/O	—	23,530	23,493
16	Office, Dublin, OH	S + 3.75%	02/18/2023	02/18/2023	I/O	—	22,507	22,728
17	Office, Bellevue, WA	L + 3.85%	11/05/2024	11/05/2026	I/O	—	20,000	19,868
18	Multifamily, Portland, OR	L + 3.57%	07/09/2024	07/09/2026	I/O	—	19,687	19,611
19	Multifamily, Ames, IA	L + 3.80%	11/15/2024	11/15/2026	I/O	—	17,820	17,704
20	Office / Industrial, Aurora, IL	L + 4.35%	12/18/2023	12/18/2024	I/O	—	16,429	16,485
21	Office, Yardley, PA	L + 4.58%	12/19/2023	12/19/2024	I/O	—	15,583	15,643
22	Retail, Sandy Springs, GA	L + 3.75%	09/23/2024	09/23/2026	I/O	—	15,017	14,918
23	Retail, Delray Beach, FL	S + 4.25%	03/18/2024	03/18/2026	I/O	—	15,149	15,061
24	Office, Westminster, CO	L + 3.75%	05/25/2024	05/25/2026	I/O	—	14,634	13,428
25	Multifamily, Portland, OR	L + 3.57%	07/30/2024	07/30/2026	I/O	—	13,400	12,183
26	Multifamily, Seattle, WA	L + 3.55%	08/16/2024	08/16/2026	I/O	—	12,354	12,282
27	Industrial, Allentown, PA	S + 3.50%	01/24/2024	01/24/2025	I/O	—	9,775	9,708
	Total						$678,555	$669,929
(1)Maximum maturity assumes all extension option have been exercised, which options are subject to the borrower meeting certain conditions.
(2)I/O = interest only until final maturity.
(3)Represents only third party prior liens.
(4)As of December 31, 2022, none of our borrowers were delinquent in payment.

S-1

SEVEN HILLS REALTY TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
DECEMBER 31, 2022
(dollars in thousands)

Reconciliation of Mortgage Loans on Real Estate:	Carrying Value
Balance as of January 1, 2021	$91,879
Additions during the year:
Originations	347,366
Loans acquired in the Merger	205,593
Additional funding	4,710
Purchase discount accretion	18,932
Net amortization of deferred fees	1,835
Deductions during the year:
Repayment of mortgage loans	(59,197)
Deferred fees	(3,895)
Purchase discount on loans acquired in the Merger	(36,443)
Balance as of December 31, 2021	570,780
Additions during the year:
Originations	203,244
Additional funding	17,310
Purchase discount accretion	10,689
Net amortization of deferred fees	3,780
Deductions during the year:
Repayments	(133,568)
Deferred fees	(2,306)
Balance as of December 31, 2022	$669,929

S-1

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President
Dated: February 13, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Lorenzini	President	February 13, 2023
Thomas J. Lorenzini

/s/ Tiffany R. Sy	Chief Financial Officer and Treasurer	February 13, 2023
Tiffany R. Sy	(principal financial and accounting officer)

/s/ Barbara D. Gilmore	Independent Trustee	February 13, 2023
Barbara D. Gilmore

/s/ Phyllis M. Hollis	Independent Trustee	February 13, 2023
Phyllis M. Hollis

/s/ Matthew P. Jordan	Managing Trustee	February 13, 2023
Matthew P. Jordan

/s/ William A. Lamkin	Independent Trustee	February 13, 2023
William A. Lamkin

/s/ Joseph L. Morea	Independent Trustee	February 13, 2023
Joseph L. Morea

/s/ Adam D. Portnoy	Managing Trustee	February 13, 2023
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 13, 2023
Jeffrey P. Somers