Form 10-Q
period 2023-03-31
Seven Hills Realty Trust
filed 2023-04-25
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of April 20, 2023: 14,706,862.

SEVEN HILLS REALTY TRUST
FORM 10-Q
March 31, 2023

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$84,300	$71,057
Restricted cash	8	10
Loans held for investment	622,070	669,929
Allowance for credit losses	(4,135)	—
Loans held for investment, net	617,935	669,929
Accrued interest receivable	3,346	3,354
Prepaid expenses and other assets	1,176	2,497
Total assets	$706,765	$746,847

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$3,262	$1,903
Secured financing facilities, net	433,385	471,521
Due to related persons	2,371	1,844
Total liabilities	439,018	475,268

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value, 25,000,000 shares authorized; 14,706,862 and 14,709,165 shares issued and outstanding, respectively	15	15
Additional paid in capital	238,612	238,505
Cumulative net income	53,498	52,290
Cumulative distributions	(24,378)	(19,231)
Total shareholders' equity	267,747	271,579
Total liabilities and shareholders' equity	$706,765	$746,847

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
INCOME FROM INVESTMENTS:
Interest and related income	$15,856	$9,579
Purchase discount accretion	1,185	5,935
Less: interest and related expenses	(7,694)	(1,737)
Income from investments, net	9,347	13,777
OTHER EXPENSES:
Base management fees	1,072	1,063
General and administrative expenses	796	872
Reimbursement of shared services expenses	643	634
Reversal of credit losses	(987)	—
Other transaction related costs	—	37
Total other expenses	1,524	2,606
Income before income taxes	7,823	11,171
Income tax expense	(20)	(45)
Net income	$7,803	$11,126

Weighted average common shares outstanding - basic	14,582	14,505
Weighted average common shares outstanding - diluted	14,582	14,519

Net income per common share - basic and diluted	$0.53	$0.76

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Balance at December 31, 2022	14,709	$15	$238,505	$52,290	$(19,231)	$271,579
Cumulative-effect adjustment upon adoption of ASU No. 2016-13 (Note 2)	—	—	—	(6,595)	—	(6,595)
Share grants	—	—	121	—	—	121
Share repurchases	(1)	—	(13)	—	—	(13)
Share forfeitures	(1)	—	(1)	—	—	(1)
Net income	—	—	—	7,803	—	7,803
Distributions	—	—	—	—	(5,147)	(5,147)
Balance at March 31, 2023	14,707	$15	$238,612	$53,498	$(24,378)	$267,747

Balance at December 31, 2021	14,597	$15	$237,624	$24,650	$(4,595)	$257,694
Share grants	—	—	82	—	—	82
Net income	—	—	—	11,126	—	11,126
Distributions	—	—	—	—	(3,649)	(3,649)
Balance at March 31, 2022	14,597	$15	$237,706	$35,776	$(8,244)	$265,253

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,803	$11,126
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(1,185)	(5,935)
Reversal of credit losses	(987)	—
Amortization of loan origination and exit fees	(1,004)	(1,298)
Amortization of deferred financing costs	307	209
Share based compensation	120	82
Changes in operating assets and liabilities:
Accrued interest receivable	8	(133)
Prepaid expenses and other assets	1,101	(387)
Accounts payable, accrued liabilities and other liabilities	(113)	(594)
Due to related persons	527	15
Net cash provided by operating activities	6,577	3,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	—	(90,036)
Additional funding of loans held for investment	(1,651)	(3,219)
Repayment of loans held for investment	51,918	48,643
Net cash provided by (used in) investing activities	50,267	(44,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	—	130,160
Repayments under secured financing facilities	(38,125)	(101,597)
Payments of deferred financing costs	(318)	(720)
Repurchase of common shares	(13)	—
Distributions	(5,147)	(3,649)
Net cash (used in) provided by financing activities	(43,603)	24,194

Increase (decrease) in cash, cash equivalents and restricted cash	13,241	(17,333)
Cash, cash equivalents and restricted cash at beginning of period	71,067	26,295
Cash, cash equivalents and restricted cash at end of period	$84,308	$8,962

SUPPLEMENTAL DISCLOSURES:
Interest paid	$7,408	$1,584
Income taxes paid	$3	$47

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2023	2022
Cash and cash equivalents	$84,300	$8,953
Restricted cash	8	9
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$84,308	$8,962

See accompanying notes.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include the allowance for credit losses and the fair value of financial instruments.
Certain prior year amounts have been reclassified to conform to current year presentation.
Note 2. Recently Adopted Accounting Pronouncements
On January 1, 2023, we adopted Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the “incurred loss” model for recognizing credit losses with a forward-looking “expected loss” model that generally will result in the earlier recognition of credit losses. The measurement of current expected credit losses, or CECL, is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount. ASU No. 2016-13 is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures, such as unfunded loan commitments.
The allowance for credit losses required under ASU No. 2016-13 is a valuation account that is deducted from the related loans’ amortized cost basis on our condensed consolidated balance sheets. Our loans typically include commitments to fund incremental proceeds to borrowers over the life of the loan; these future funding commitments are also subject to the CECL model. The allowance for credit losses related to unfunded loan commitments is included in accounts payable, accrued liabilities and other liabilities on our condensed consolidated balance sheets.
Given the lack of historical loss data related to our loan portfolio, we elected to estimate our expected losses using an analytical model that considers the likelihood of default and loss given default for each individual loan. This analytical model incorporates data from a third party database with historical loan loss information for commercial mortgage-backed securities and commercial real estate, or CRE, loans since 1998. We estimate the allowance for credit losses for our loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to the model include certain loan specific data, such as loan to value, or LTV, property type, geographic location, occupancy, vintage year, remaining loan term, net operating income, expected timing and amounts of future loan fundings, and macroeconomic forecast assumptions, including the performance of CRE assets, unemployment rates, interest rates and other factors. We utilize the model to estimate credit losses over a reasonable and supportable economic forecast period, followed by a straight-line reversion period to average historical losses. Average historical losses are established using a population of third party historical loss data that approximates our portfolio as of the measurement date. We evaluate the estimated allowance for each of our loans individually and we consider our internal loan risk rating as the primary credit quality indicator underlying our assessment.
If a loan is determined to be collateral dependent (because the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral property) and the borrower is experiencing financial difficulties, but foreclosure is not probable, we may elect to apply a practical expedient to determine the loan's allowance for credit losses by comparing the collateral's fair value to the amortized cost basis of the loan. For collateral-dependent loans for which foreclosure is probable, the related allowance for credit losses is determined using the fair value of the collateral compared to the loan's amortized cost.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Upon adoption of ASU No. 2016-13 using the modified retrospective transition method and, based on our loan portfolio, the then current economic environment and expectations for future conditions, we recorded a cumulative-effect adjustment reducing our cumulative net income on our condensed consolidated balance sheets by $6,595, establishing an allowance for credit losses of $4,893 with respect to our then outstanding loans held for investment and increasing accounts payable, accrued liabilities and other liabilities by $1,702 with respect to our then unfunded loan commitments. No reserve for loan losses or allowance for credit losses was recognized within our consolidated financial statements prior to our adoption of ASU No. 2016-13.
Concurrent with our adoption of ASU No. 2016-13, on January 1, 2023, we adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the guidance for and recognitions of troubled debt restructurings for all entities that adopted ASU No. 2016-13. Instead, an entity must determine whether a modification results in a new loan or continuation of an existing loan under Accounting Standards Codification, or ASC, 310, Receivables (Topic 310), or ASC 310. If a borrower is experiencing financial difficulty, enhanced disclosures are required. ASU No. 2022-02 also requires disclosure of current period gross write-offs by year of origination. The adoption of ASU No. 2022-02 using the prospective transition method did not have a material impact on our condensed consolidated financial statements.
See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of our 2022 Annual Report for further information regarding our measurement of reserves for loan losses prior to our adoption of ASU No. 2016-13 and our internal loan risk rating policy.
Note 3. Loans Held for Investment, net
We originate first mortgage loans secured by middle market and transitional CRE, which are generally to be held as long term investments. We fund our loan portfolio using cash on hand and advancements under our Secured Financing Facilities, as defined in Note 4. See Note 4 for further information regarding our secured financing agreements.
The table below provides overall statistics for our loan portfolio as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Number of loans	25	27
Total loan commitments	$674,475	$727,562
Unfunded loan commitments (1)	$45,779	$49,007
Principal balance	$628,696	$678,555
Carrying value	$617,935	$669,929
Weighted average coupon rate	8.57%	8.07%
Weighted average all in yield (2)	9.06%	8.57%
Weighted average floor	0.65%	0.62%
Weighted average maximum maturity (years) (3)	3.1	3.3
Weighted average risk rating	2.9	2.9
(1)Unfunded loan commitments are primarily used to finance property improvements and leasing capital and are generally funded over the term of the loan.
(2)All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(3)    Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the three months ended March 31, 2023 and 2022:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2022	$678,555	$(8,626)	$669,929
Additional funding	1,884	(14)	1,870
Repayments	(51,743)	(175)	(51,918)
Net amortization of deferred fees	—	1,004	1,004
Purchase discount accretion	—	1,185	1,185
Balance at March 31, 2023	$628,696	$(6,626)	$622,070

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2021	$590,590	$(19,810)	$570,780
Additional funding	3,304	—	3,304
Originations	91,184	(1,148)	90,036
Repayments	(48,247)	—	(48,247)
Net amortization of deferred fees	—	902	902
Purchase discount accretion	—	5,935	5,935
Balance at March 31, 2022	$636,831	$(14,121)	$622,710
The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Office (1)	10	$244,302	39%	11	$252,796	38%
Multifamily	8	198,390	32%	8	197,229	29%
Retail	4	110,037	18%	4	109,248	16%
Industrial (1)	3	69,341	11%	4	110,656	17%
	25	$622,070	100%	27	$669,929	100%
(1)    As of December 31, 2022, one loan investment secured by a mixed use property consisting of office space and an industrial warehouse in Aurora, IL was classified as office for the purpose of counting the number of loans in our portfolio because the majority of the square footage of the property consisted of office space. The amortized cost of this loan investment was reflected in office and industrial based on the fair value of the building at the time of origination relative to the total fair value of the property. During the three months ended March 31, 2023, our loan investment in Aurora, IL was repaid.

	March 31, 2023			December 31, 2022
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Midwest	8	$235,289	38%	9	$251,208	37%
West	8	148,085	24%	8	146,837	22%
South	5	133,243	21%	6	166,616	25%
East	4	105,453	17%	4	105,268	16%
	25	$622,070	100%	27	$669,929	100%

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Credit Quality Information
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2022 Annual Report for more information regarding our loan risk ratings.
As of March 31, 2023 and December 31, 2022, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

March 31, 2023
Risk Rating	Number of Loans	Percentage of Portfolio	2023	2022	2021	Prior	Total
1	1	2%	$—	$—	$—	$9,496	$9,496
2	5	20%	—	41,952	31,483	52,289	125,724
3	16	63%	—	128,678	236,711	29,001	394,390
4	3	15%	—	36,538	39,970	15,952	92,460
5	—	—%	—	—	—	—	—
	25	100%	$—	$207,168	$308,164	$106,738	$622,070

December 31, 2022
Risk Rating	Number of Loans	Percentage of Portfolio	2022	2021	2020	Prior	Total
1	1	1%	$—	$—	$9,708	$—	$9,708
2	6	20%	—	65,902	68,740	—	134,642
3	17	65%	169,516	235,602	—	28,998	434,116
4	3	14%	36,506	39,314	—	15,643	91,463
5	—	—%	—	—	—	—	—
	27	100%	$206,022	$340,818	$78,448	$44,641	$669,929
The weighted average risk rating of our loans by carrying value was 2.9 as of March 31, 2023 and December 31, 2022, respectively. Certain of our borrowers' business operations or tenants, particularly certain office and retail properties, were negatively impacted by the COVID-19 pandemic and continue to be impacted by market conditions that arose or intensified during or in response to the pandemic and which have continued to be impacted. Current inflationary pressures, rising or sustained high interest rates, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. Therefore, certain of our borrowers’ business plans have taken or will likely take longer to execute than initially expected, and as a result, certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all.
The table below represents the changes to the allowance for credit losses during the three months ended March 31, 2023:

	Loans Held For Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU No. 2016-13	4,893	1,702	6,595
Reversal of credit losses	(758)	(229)	(987)
Balance At March 31, 2023	$4,135	$1,473	$5,608
We may enter into loan modifications that include, among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Loan modifications are evaluated to determine whether a modification results in a new loan or a continuation of an existing loan under ASC 310. There were no such modifications to our loan portfolio for borrowers experiencing financial difficulties during the three months ended March 31, 2023.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

We estimate credit losses over a reasonable and supportable forecast period of 12 months, followed by a straight-line reversion period of 12 months back to average historical losses. The decrease in the allowance for credit losses during the three months ended March 31, 2023, compared to the January 1, 2023 cumulative-effect adjustment upon adoption of ASU No. 2016-13, is primarily attributable to favorable changes in the macroeconomic outlook, most notably in near-term CRE pricing forecasts, and loan repayments.
We have elected to exclude accrued interest receivable from amortized cost and not to measure an allowance for credit losses on accrued interest receivable. Accrued interest receivables are generally written off when payments are 120 days past due. Such amounts are reversed against interest income and no further interest will be recorded until it is collected.
We did not have any past due loans or nonaccrual loans as of March 31, 2023 or December 31, 2022. As of March 31, 2023 and April 20, 2023, all of our borrowers had paid all of their debt service obligations owed and due to us. See our 2022 Annual Report for more information regarding our nonaccrual policy.

Note 4. Secured Financing Agreements
Our secured financing agreements at March 31, 2023 consisted of agreements that govern: our master repurchase facility with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility; our facility loan program with BMO Harris Bank N.A., or BMO, or the BMO Facility, and our master repurchase facility with UBS AG, or UBS, or the UBS Master Repurchase Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities. See our 2022 Annual Report for more information regarding our Secured Financing Facilities.
As of March 31, 2023, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
As of March 31, 2023 and April 20, 2023, we had a $435,490 and $426,340, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
The table below summarizes our Secured Financing Facilities as of March 31, 2023 and December 31, 2022:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Principal Balance
March 31, 2023:
Citibank Master Repurchase Facility	$215,000	$150,101	$149,845	6.83%	0.9	$205,380
UBS Master Repurchase Facility	192,000	133,108	132,680	6.80%	0.8	182,530
BMO Facility	150,000	84,855	84,296	6.73%	2.0	113,745
Wells Fargo Master Repurchase Facility	125,000	67,426	66,564	6.57%	1.9	89,177
Total/weighted average	$682,000	$435,490	$433,385	6.76%	1.3	$590,832

December 31, 2022:
Citibank Master Repurchase Facility	$215,000	$150,647	$150,360	6.34%	1.1	$205,234
UBS Master Repurchase Facility	192,000	144,437	143,887	6.48%	1.1	198,254
BMO Facility	150,000	111,105	110,473	6.22%	2.2	148,476
Wells Fargo Master Repurchase Facility	125,000	67,426	66,801	6.23%	2.1	89,008
Total/weighted average	$682,000	$473,615	$471,521	6.34%	1.5	$640,972
(1)The weighted average coupon rate is determined using the Secured Overnight Financing Rate, or SOFR, plus a spread ranging from 1.83% to 2.51%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity is determined using the current maturity date of our corresponding loan investments, assuming no borrower loan extension options have been exercised. As of March 31, 2023, our Citibank Master Repurchase Facility, UBS Master Repurchase Facility and Wells Fargo Master Repurchase Facility mature on March 15, 2025, February 18, 2024 and March 11, 2025, respectively. Our BMO Facility matures at various dates based on the respective underlying loans held for investment.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As of March 31, 2023, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2023	$87,237
2024	237,996
2025	110,257
2026 and thereafter	—
$435,490
Note 5. Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash and accounts payable approximate their fair values due to the short term nature of these financial instruments.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Secured Financing Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the reporting date. See our 2022 Annual Report for further information regarding the fair value of financial instruments.
The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$617,935	$626,689	$669,929	$679,911
Financial liabilities
Secured Financing Facilities	$433,385	$430,528	$471,521	$471,362
There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2023.
Note 6. Shareholders' Equity
Common Share Awards
During the three months ended March 31, 2023, we purchased 1,503 of our common shares from a former officer of ours and a former officer and employee of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the applicable purchase date. The aggregate value of common shares purchased was $13.
Distributions

For the three months ended March 31, 2023, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 23, 2023	February 16, 2023	$0.35	$5,147
On April 13, 2023, we declared a quarterly distribution of $0.35 per common share, or $5,147, to shareholders of record on April 24, 2023. We expect to pay this distribution on or about May 18, 2023, using cash on hand.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 7. Management Agreement with Tremont
We have no employees. The personnel and various services we require to operate our business are provided to us by Tremont Realty Capital LLC, or Tremont, pursuant to a management agreement, which provides for the day to day management of our operations by Tremont, subject to the oversight and direction of our Board of Trustees.
We pay Tremont an annual base management fee payable quarterly (0.375% per quarter) in arrears equal to 1.5% of our “Equity,” as defined under our management agreement. We recognized base management fees of $1,072 and $1,063 for the three months ended March 31, 2023 and 2022, respectively. Pursuant to the terms of our management agreement, we also pay Tremont management incentive fees, subject to Tremont earning those fees in accordance with the management agreement. We did not incur any management incentive fees for either of the three months ended March 31, 2023 or 2022.
Tremont, and not us, is responsible for the costs of its employees who provide services to us, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse Tremont and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR, pursuant to a shared services agreement between Tremont and RMR. These reimbursements include an allocation of the cost of personnel employed by RMR. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We incurred shared services costs of $643 and $634 payable to Tremont for the three months ended March 31, 2023 and 2022, respectively. We include these amounts in reimbursement of shared services expenses in our condensed consolidated statements of operations. See our 2022 Annual Report for further information regarding our management agreement with Tremont.
Note 8. Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Tremont is a subsidiary of RMR, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR. RMR provides certain shared services to Tremont that are applicable to us, and we reimburse Tremont or pay RMR for the amounts Tremont or RMR pays for those services. One of our Managing Trustees and Chair of our Board of Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of Tremont, the chair of the board of directors, a managing director, the president and chief executive officer of RMR Inc., and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is a director and the president and chief executive officer of Tremont. Mr. Jordan is also an officer of RMR Inc. and an officer and employee of RMR, and our executive officers are officers and employees of Tremont and/or RMR.
Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Adam D. Portnoy serves as the chair of the board and as a managing director or managing trustee of those companies. Other officers of RMR and Tremont serve as managing trustees or officers of certain of these companies.
Our Manager, Tremont Realty Capital LLC. We have a management agreement with Tremont to provide management services to us. See Note 7 for further information regarding our management agreement with Tremont. On May 11, 2022, Tremont purchased 882,407 of our common shares from Diane Portnoy, the mother of Adam D. Portnoy. Tremont paid an aggregate purchase price of $9,469 for these shares. As of March 31, 2023, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.4% of our outstanding common shares.
Acceleration of Unvested Shares of Former Officer. G. Douglas Lanois resigned as our Chief Financial Officer and Treasurer, effective September 30, 2022. Our Compensation Committee approved the acceleration of all 3,648 of our unvested common shares owned by Mr. Lanois as of his separation date, January 1, 2023.
For further information about these and other such relationships and certain other related person transactions, refer to our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and to our 2022 Annual Report.

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
Note 10. Weighted Average Common Shares
We calculate net income per common share - basic using the two class method. We calculate net income per common share - diluted using the more dilutive of the two class or treasury stock method. Unvested share awards are considered participating securities and the related impact on earnings are considered when calculating net income per common share - basic and net income per common share - diluted.
The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerators:
Net income	$7,803	$11,126
Net income attributable to unvested share awards	(67)	(70)
Net income used in calculating net income per common share - basic and diluted	$7,736	$11,056

Denominators
Weighted average common shares outstanding - basic	14,582	14,505
Effect of dilutive securities: unvested share awards	—	14
Weighted average common shares outstanding - diluted	14,582	14,519

Net income per common share - basic and diluted	$0.53	$0.76

Note 11. Commitments and Contingencies
As of March 31, 2023, we had unfunded loan commitments of $45,779 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.4 years as of March 31, 2023. See Note 3 for further information related to our loans held for investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2022 Annual Report.
OVERVIEW (dollars in thousands, except share data)
We are a Maryland REIT. Our business strategy is focused on originating and investing in floating rate first mortgage loans in the $15,000 to $75,000 range, secured by middle market and transitional CRE properties that have values up to $100,000. We define transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. Our mortgage loans are classified as loans held for investment in our condensed consolidated balance sheets.
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
Non-GAAP Financial Measures
We present Distributable Earnings, Distributable Earnings per common share and Adjusted Book Value per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent net income, net income per common share or cash generated from operating activities and should not be considered as alternatives to net income or net income per common share determined in accordance with GAAP or as an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings, Distributable Earnings per common share may not be comparable to distributable earnings and distributable earnings per common share as reported by other companies.
We believe that Adjusted Book Value per common share is a meaningful measure of our capital adequacy because it excludes the impact of certain non-cash estimates or adjustments, including the unaccreted purchase discount resulting from the excess of the fair value of the loans Tremont Mortgage Trust, or TRMT, then held for investment and that we acquired as a result of our merger with TRMT on September 30, 2021, or the Merger, over the consideration we paid in the Merger and our allowance for credit losses for our loan portfolio and unfunded loan commitments. Adjusted Book Value per common share does not represent book value per common share or alternative measures determined in accordance with GAAP. Our methodology for calculating Adjusted Book Value per common share may differ from the methodologies employed by other companies to calculate the same or similar supplemental capital adequacy measures; therefore, our Adjusted Book Value per common share may not be comparable to the adjusted book value per common share reported by other companies.
In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings and Distributable Earnings per common share may be useful indicators of distributions to our shareholders and are measures that are considered by our Board of Trustees when determining the amount of distributions. We believe that Distributable Earnings and Distributable Earnings per common share provide meaningful information to consider in addition to net income, net income per common share and cash flows from operating activities determined in accordance with GAAP. These measures help us to evaluate our performance excluding the effects of certain transactions, the variability of any management incentive fees that may be paid or payable and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is used in determining the amount of base management and management incentive fees payable by us to Tremont under our management agreement.

Distributable Earnings
We calculate Distributable Earnings and Distributable Earnings per common share as net income and net income per common share, respectively, computed in accordance with GAAP, including realized losses not otherwise included in net income determined in accordance with GAAP, and excluding: (a) the management incentive fees earned by Tremont, if any; (b) depreciation and amortization, if any; (c) non-cash equity compensation expense; (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income under GAAP), if any; and (e) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but may also be when, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received or expected to be received and the carrying value of the asset.
Adjusted Book Value per Common Share
The table below calculates our book value per common share:

	March 31, 2023	December 31, 2022
Shareholders' equity	$267,747	$271,579
Total outstanding common shares	14,707	14,709
Book value per common share	18.21	18.46
Unaccreted purchase discount per common share (1)	0.38	0.46
Allowance for credit losses per common share (2)	0.38	—
Adjusted Book Value per common share	$18.97	$18.92
(1)Excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of our Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of March 31, 2023 and December 31, 2022, the unaccreted purchase discount was $5,519 and $6,703, respectively.
(2)Excludes the impact of our allowance for credit losses. As of March 31, 2023, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $5,608. As of December 31, 2022, we did not have an allowance for credit losses. For further information on our adoption of ASU No. 2016-13, see Notes 2 and 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Number of loans	25	27
Total loan commitments	$674,475	$727,562
Unfunded loan commitments (1)	$45,779	$49,007
Principal balance	$628,696	$678,555
Carrying value	$617,935	$669,929
Weighted average coupon rate	8.57%	8.07%
Weighted average all in yield (2)	9.06%	8.57%
Weighted average floor	0.65%	0.62%
Weighted average maximum maturity (years) (3)	3.1	3.3
Weighted average risk rating	2.9	2.9
Weighted average LTV (4)	67%	68%
(1)Unfunded loan commitments are primarily used to finance property improvements and leasing capital, and are generally funded over the term of the loan.
(2)All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan and excluding any purchase discount accretion.
(3)Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of March 31, 2023:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$46,084	L + 4.00%	L + 4.64%	01/28/2026	63%	3
2	Dallas, TX	Office	08/25/2021	50,000	43,450	L + 3.25%	L + 3.61%	08/25/2026	72%	4
3	Passaic, NJ	Industrial	09/08/2022	47,000	38,440	S + 3.85%	S + 4.22%	09/08/2027	69%	3
4	Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.25%	03/29/2027	62%	2
5	West Bloomfield, MI	Retail	12/16/2021	42,500	37,594	L + 3.85%	L + 4.66%	12/16/2024	59%	3
6	Starkville, MS	Multifamily	03/22/2022	37,250	36,787	S + 4.00%	S + 4.32%	03/22/2027	70%	4
7	Farmington Hills, MI	Multifamily	05/24/2022	31,520	28,859	S + 3.15%	S + 3.50%	05/24/2027	75%	3
8	Downers Grove, IL	Office	09/25/2020	30,000	29,500	L + 4.25%	L + 4.69%	11/25/2024	67%	2
9	Las Vegas, NV	Multifamily	06/10/2022	28,950	24,729	S + 3.30%	S + 4.03%	06/10/2027	60%	3
10	St. Louis, MO	Office	12/19/2018	28,866	28,866	L + 3.25%	L + 3.74%	06/20/2023	72%	3
11	Plano, TX	Office	07/01/2021	27,385	26,307	L + 4.75%	L + 5.16%	07/01/2026	78%	3
12	Carlsbad, CA	Office	10/27/2021	24,750	23,825	L + 3.25%	L + 3.58%	10/27/2026	78%	3
13	Fontana, CA	Industrial	11/18/2022	24,355	22,000	S + 3.75%	S + 4.28%	11/18/2026	72%	3
14	Downers Grove, IL	Office	12/09/2021	23,530	23,530	L + 4.25%	L + 4.57%	12/09/2026	72%	3
15	Dublin, OH	Office	02/18/2020	22,507	22,507	S + 4.25%	S + 4.75%	08/16/2023	33%	2
16	Bellevue, WA	Office	11/05/2021	21,000	20,000	L + 3.85%	L + 4.19%	11/05/2026	68%	3
17	Portland, OR	Multifamily	07/09/2021	19,687	19,687	L + 3.57%	L + 3.97%	07/09/2026	75%	3
18	Ames, IA	Multifamily	11/15/2021	18,000	17,820	L + 3.80%	L + 4.13%	11/15/2026	71%	2
19	Yardley, PA	Office	12/19/2019	16,500	15,865	L + 4.58%	L + 5.97%	12/19/2024	75%	4
20	Sandy Springs, GA	Retail	09/23/2021	16,489	15,287	L + 3.75%	L + 4.10%	09/23/2026	72%	3
21	Delray Beach, FL	Retail	03/18/2022	16,000	15,362	S + 4.25%	S + 4.91%	03/18/2026	56%	3
22	Westminster, CO	Office	05/25/2021	15,750	14,739	L + 3.75%	L + 4.25%	05/25/2026	66%	2
23	Portland, OR	Multifamily	07/30/2021	13,400	13,400	L + 3.57%	L + 3.98%	07/30/2026	71%	3
24	Seattle, WA	Multifamily	08/16/2021	12,500	12,397	L + 3.55%	L + 3.89%	08/16/2026	70%	3
25	Allentown, PA	Industrial	01/24/2020	9,461	9,461	S + 3.50%	S + 4.03%	01/24/2025	67%	1
	Total/weighted average			$674,475	$628,696	+ 3.80%	+ 4.28%		67%	2.9
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
As of March 31, 2023, we had $674,475 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 25 first mortgage loans. As of March 31, 2023, we had three loans representing approximately 15% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
As of March 31, 2023 and April 20, 2023, all of our borrowers had paid all of their debt service obligations owed and due to us.
We did not have any past due loans or nonaccrual loans as of March 31, 2023. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, rising or sustained high interest rates, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2022 Annual Report.

Financing Activities
The table below is an overview of our Secured Financing Facilities as of March 31, 2023:

Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	03/15/2025	$150,101	$64,899	$215,000	$205,380
UBS Master Repurchase Facility	02/18/2024	133,108	58,892	192,000	182,530
BMO Facility	Various	84,855	65,145	150,000	113,745
Wells Fargo Master Repurchase Facility	03/11/2025	67,426	57,574	125,000	89,177
Total		$435,490	$246,510	$682,000	$590,832
The table below details our Secured Financing Facilities activities during the three months ended March 31, 2023:

Carrying Value
Balance at December 31, 2022	$471,521
Repayments	(38,125)
Deferred fees	(318)
Amortization of deferred fees	307
Balance at March 31, 2023	$433,385
As of March 31, 2023, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 6.76% per annum, excluding associated fees and expenses. As of March 31, 2023 and April 20, 2023, we had a $435,490 and $426,340, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of March 31, 2023, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
For further information regarding our Secured Financing Facilities, see Note 4 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022:

	Three Months Ended
	March 31, 2023	December 31, 2022	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$15,856	$15,205	$651	4.3%
Purchase discount accretion	1,185	1,522	(337)	(22.1%)
Less: interest and related expenses	(7,694)	(7,439)	(255)	3.4%
Income from investments, net	9,347	9,288	59	0.6%
OTHER EXPENSES:
Base management fees	1,072	1,070	2	0.2%
General and administrative expenses	796	719	77	10.7%
Reimbursement of shared services expenses	643	733	(90)	(12.3%)
Reversal of credit losses	(987)	—	(987)	n/m
Total other expenses	1,524	2,522	(998)	(39.6%)
Income before income taxes	7,823	6,766	1,057	15.6%
Income tax expense	(20)	(6)	(14)	n/m
Net income	$7,803	$6,760	$1,043	15.4%

Weighted average common shares outstanding - basic and diluted	14,582	14,579	3	—%

Net income per common share - basic and diluted	$0.53	$0.46	$0.07	15.2%
n/m - not meaningful

Interest and related income. The increase in interest and related income was primarily the result of higher benchmark interest rates, partially offset by loan repayments. The weighted average benchmark interest rate was 4.77% as of March 31, 2023 as compared to 4.29% as of December 31, 2022.
Purchase discount accretion. The decrease in purchase discount accretion was primarily the result of less amounts outstanding on acquired loans during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022.
Interest and related expenses. The increase in interest and related expenses was primarily the result of higher benchmark interest rates. The weighted average benchmark interest rate was 4.75% as of March 31, 2023 as compared to 4.33% as of December 31, 2022, partially offset by loan repayments.
General and administrative expenses. The increase in general and administrative expenses was primarily due to increases in professional fees during the three months ended March 31, 2023 as compared to the three months ended December 31, 2022.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The decrease in reimbursement of shared services expenses was primarily the result of an adjustment recognized during the three months ended December 31, 2022 to increase our estimate of costs for the usage of shared services from RMR for the year ended December 31, 2022 to reflect actual costs incurred.
Reversal of credit losses. The reversal of credit losses represents the decrease in the allowance for credit losses on our loan portfolio and unfunded commitments. The decrease in the allowance for credit losses during the three months ended March 31, 2023 was primarily attributable to favorable changes in the current macroeconomic outlook, most notably in near-term CRE pricing forecasts, and loan repayments.

Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The increase in net income was due to the changes noted above.
Reconciliation of Net Income to Distributable Earnings
The table below demonstrates how we calculate Distributable Earnings and Distributable Earnings per common share and provides a reconciliation of these non-GAAP measures to net income:

	Three Months Ended
	March 31, 2023	December 31, 2022
Net income	$7,803	$6,760
Non-cash equity compensation expense	120	129
Non-cash accretion of purchase discount	(1,185)	(1,522)
Reversal of credit losses	(987)	—
Distributable Earnings	$5,751	$5,367

Weighted average common shares outstanding - basic and diluted	14,582	14,579

Net income per common share - basic and diluted	$0.53	$0.46
Distributable Earnings per common share - basic and diluted	$0.39	$0.37

Factors Affecting Operating Results
Our results of operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions generally and in the sectors relating to our loans and unanticipated defaults by our borrowers, if any. For further information regarding the risks associated with our loan portfolio, see Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2022 Annual Report.
Credit Risk. We are subject to the credit risk of our borrowers in connection with our investments. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that may adversely impact our operating results.
Changes in Fair Value of our Assets. We generally intend to hold our investments for their contractual terms, unless repaid earlier by the borrowers. We evaluate the credit quality of each of our loans at least quarterly. If a loan is determined to be collateral dependent (because the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral property) and the borrower is experiencing financial difficulties, but foreclosure is not probable, we will record an allowance for credit losses by comparing the collateral's fair value to the amortized cost basis of the loan. For collateral-dependent loans for which foreclosure is probable, the related allowance for credit losses is determined using the fair value of the collateral compared to the loan's amortized cost.
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

Market Conditions. In response to inflationary pressures the Federal Open Market Committee of the U.S. Federal Reserve has increased the federal funds rate by 450 basis points since March 2022 and has indicated that there may be additional increases. These inflationary pressures and interest rate increases have contributed and continue to contribute to macroeconomic uncertainty and volatility in the United States and in the CRE debt markets. Additionally, increased borrowing costs and concerns of a possible economic recession have resulted in tighter underwriting standards and an overall decline in CRE transactions.
Many CRE debt providers have become less willing, or able, to extend credit to borrowers, and those that are extending credit are doing so at lower leverage levels and often with higher credit spreads. Market volatility and the increase in interest rates has not affected all lenders equally. Banks and life insurance companies have reduced their leverage ratios and increased credit spreads, but continued to originate new loans. However, concerns about the capital adequacy and liquidity of the banking sector caused by recent failures of certain banks in March 2023 may result in decreased lending activity from such traditional sources. Lenders that rely on secondary markets to finance their lending activities have also experienced challenges. Credit spreads in the secondary market for commercial mortgage-backed securities, or CMBS, and CRE collateralized loan obligations, or CLO, bonds have widened substantially due to competing demand for alternative fixed income investments and a corresponding decrease in the demand for CRE CLO bonds. As a result, some lenders who originate and sell loans into the CRE CLO market as a means of financing have chosen to wait to issue bonds until market volatility subsides and credit spreads stabilize.
In addition to tighter underwriting standards and increased overall borrowing costs, lenders may experience certain challenges from increasing interest rates on floating rate loan portfolios. While rising interest rates generally result in increased income on floating rate portfolios, the borrowers of floating rate loans may find it more difficult to service their debt. Floating rate lenders often require borrowers to obtain interest rate caps or swaps to help mitigate this risk. While interest rate caps and swaps on loans protect lenders in periods of rising interest rates, the cost to borrowers to obtain new or replace existing interest rate caps or swaps may be prohibitive. These challenges could cause floating rate portfolio amounts overall to decrease and/or losses to be incurred if borrowers are unable to obtain interest rate caps or swaps or service their debt and, as a result, could offset the increase in interest income generated from higher benchmark rates.
Despite the current market conditions and headwinds experienced in the overall CRE lending market, we believe certain alternative lenders, like us, are uniquely positioned to face these challenges. We believe there will be significant opportunities for alternative lenders that do not finance their lending activities through the use of CMBS or CRE CLOs, and with available liquidity, to capitalize on challenges that traditional lenders may experience. Capital remains available for investment in CRE assets, and certain favored assets, such as multifamily and industrial, continue to transact. Additionally, we believe overall CRE transaction activity will improve once market uncertainty and volatility subside and there are, and will continue to be, opportunities for alternative lenders, like us, to provide creative, flexible debt capital for a wide array of circumstances and business plans.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as LIBOR and SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.10% to 3.87%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of March 31, 2023, the London Interbank Offered Rate, or LIBOR, and SOFR were 4.86% and 4.80%, respectively, both of which exceed the floors established by all of our loans, and as a result none of our loan investments currently have active interest rate floors.

Certain of our loan agreements entered into prior to January 1, 2022 required the borrowers to pay us interest at floating rates based upon LIBOR. LIBOR was phased out for new contracts as of December 31, 2021 and is expected to no longer be available by June 30, 2023. As of April 20, 2023, all of our pre-existing contracts have been amended to replace LIBOR with SOFR.
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
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations and any unused borrowing capacity, including under our Secured Financing Facilities or other repurchase agreements or financing arrangements we may obtain, which may also include bank loans or public or private issuances of debt or equity securities. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future. For further information regarding the risks associated with our loan portfolio, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2022 Annual Report.
Pursuant to the terms of our UBS Master Repurchase Facility, our Citibank Master Repurchase Facility and Wells Fargo Master Repurchase Facility, we may sell to, and later repurchase from, UBS, Citibank and Wells Fargo, the purchased assets related to the applicable facility. The initial purchase price paid by UBS or Citibank of each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to UBS’s or Citibank's approval. The initial purchase price paid by Wells Fargo for each purchased asset is up to 75% or 80%, depending on the property type of the purchased asset’s real estate collateral, of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, and subject to Wells Fargo’s approval. Upon the repurchase of a purchased asset, we are required to pay UBS, Citibank or Wells Fargo, as applicable, the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
The interest rates related to our Citibank, UBS and Wells Fargo purchased assets are calculated at SOFR plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. UBS and Citibank each has the discretion to make advancements at margins higher than 75% and Wells Fargo has discretion to make advancements higher than 80%.
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

For further information regarding our Secured Financing Facilities, see Note 4 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$71,067	$26,295
Net cash provided by (used in):
Operating activities	6,577	3,085
Investing activities	50,267	(44,612)
Financing activities	(43,603)	24,194
Cash, cash equivalents and restricted cash at end of period	$84,308	$8,962
The increase in cash provided by operating activities for the 2023 period compared to the 2022 period was primarily the result of higher benchmark interest rates, partially offset by the impact of loan repayments. The increase in cash provided by investing activities is primarily due to higher loan repayments in the 2023 period. The increase in cash used in financing activities is primarily due to decreased proceeds received from our Secured Financing Facilities during the 2023 period, repayments on our Secured Financing Facilities and an increase in distributions to our common shareholders for the 2023 period.
Distributions
During the three months ended March 31, 2023, we declared and paid regular quarterly distributions to our common shareholders totaling $5,147, or $0.35 per common share, using cash on hand.
On April 13, 2023, we declared a regular quarterly distribution of $0.35 per common share, or $5,147, to shareholders of record on April 24, 2023. We expect to pay this distribution to our common shareholders on or about May 18, 2023 using cash on hand.
For further information regarding distributions, see Note 6 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2023 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$45,779	$15,170	$30,609	$—	$—
Principal payments on Secured Financing Facilities (2)	435,490	215,442	220,048	—	—
Interest payments (3)	38,677	26,258	12,419	—	—
	$519,946	$256,870	$263,076	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of March 31, 2023 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.

Debt Covenants
Our principal debt obligations as of March 31, 2023 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
In connection with our facility loan program agreement and the security agreement with BMO Harris Bank N.A., or the BMO Loan Program Agreement, we have agreed to guarantee certain of the obligations under the BMO Loan Program Agreement and the BMO Facility Loan Agreements pursuant to a limited guaranty from us to and for the benefit of the administrative agent for itself and such other lenders, or the BMO Guaranty. Specifically, the BMO Guaranty requires us to guarantee 25% of the then current outstanding principal balance of the facility loans and 100% of losses or the entire indebtedness in the event of certain bad acts as well as any costs and expenses of the administrative agent or lenders related to the BMO Loan Program Agreement. In addition, the BMO Guaranty contains financial covenants that require us to maintain a minimum tangible net worth and a minimum liquidity and to satisfy a total indebtedness to stockholders’ equity ratio.
As of March 31, 2023, we had a $350,635 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of March 31, 2023, we had a $84,855 aggregate outstanding principal balance under the BMO Facility.
As of March 31, 2023, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 7 and 8 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR, Tremont or their respective subsidiaries provide management services.
Critical Accounting Policies
A summary of our critical accounting policies is included in Part II, Item 7 of our 2022 Annual Report. There have been no material changes to our critical accounting policies described in our 2022 Annual Report other than the adoption of ASU No. 2016-13, as described in Note 2 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. These statements include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in any forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, the following:
•Our borrowers’ ability to successfully execute their business plans;
•Whether the diversity and other characteristics of our loan portfolio will benefit us to the extent we expect;
•Our ability to carry out our business strategy and take advantage of opportunities for our business that we believe exist;
•The impact of inflation, geopolitical instability, interest rates and economic recession or downturn on the CRE industry generally and specific CRE sectors applicable to our investments and lending markets, us and our borrowers;
•Fluctuations in interest rates and credit spreads may reduce the returns we may receive on our investments and increase our borrowing costs;
•Fluctuations in market demand for CRE debt and the volume of transactions and available opportunities in the CRE debt market, including the middle market;
•Dislocations and volatility in the capital markets;
•Our ability to utilize our Secured Financing Facilities and to obtain additional capital to enable us to attain our target leverage, to make additional investments and to increase our potential returns, and the cost of that capital;
•Our ability to pay distributions to our shareholders and sustain or increase the amount of such distributions;
•Our ability to successfully execute, achieve and benefit from our operating and investment targets, investment and financing strategies and leverage policies;
•The amount and timing of cash flows we receive from our investments;
•The ability of Tremont to make suitable investments for us, to monitor, service and administer our existing investments and to otherwise implement our investment strategy and successfully manage us;
•Our ability to maintain and improve a favorable net interest spread between the interest we earn on our investments and the interest we pay on our borrowings;
•The extent to which we earn and receive origination, extension, exit, prepayment or other fees we may earn from our investments;
•Yields that may be available to us from mortgages on middle market and transitional CRE;
•The duration and other terms of our loan agreements with borrowers;
•The credit qualities of our borrowers;
•The ability and willingness of our borrowers to repay our investments in a timely manner or at all;
•The extent to which our borrowers' sponsors provide support to our borrowers or us regarding our loans;
•Our qualification for taxation as a REIT;
•Our ability to maintain our exemption from registration under the 1940 Act;

•Events giving rise to increases in our credit loss reserves;
•Our ability to identify and execute loan investments;
•Our ability to successfully compete;
•Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally;
•Regulatory requirements and the effect they may have on us or our competitors;
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
•Acts of God, earthquakes, hurricanes, outbreaks or continuation of pandemics, or other public health safety events or conditions, supply chain disruptions, climate change and other man-made or natural disasters or acts of war, terrorism, social unrest or civil disturbances; and
•Other matters.
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained in our filings with the SEC, including under the caption “Risk Factors” in our periodic reports, or incorporated therein, identifies important factors that could cause differences from the forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we undertake no obligation to update or change any forward-looking statements as a result of new information, future events or otherwise.
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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended March 31, 2023.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2023	1,255	$9.14	—	$—
March 2023	248	10.04	—	—
Total/weighted average	1,503	$9.59	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of a former officer of ours and a former officer of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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
Dated: April 24, 2023

By:	/s/ Tiffany R. Sy
Tiffany R. Sy Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: April 24, 2023