Form 10-Q
period 2023-06-30
Seven Hills Realty Trust
filed 2023-07-31
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of July 27, 2023: 14,744,827.

SEVEN HILLS REALTY TRUST
FORM 10-Q
June 30, 2023

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$81,806	$71,057
Restricted cash	238	10
Loans held for investment	629,525	669,929
Allowance for credit losses	(4,201)	—
Loans held for investment, net	625,324	669,929
Real estate owned	15,592	—
Accrued interest receivable	3,417	3,354
Prepaid expenses and other assets	1,537	2,497
Total assets	$727,914	$746,847

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$4,287	$1,903
Secured financing facilities, net	452,690	471,521
Due to related persons	3,139	1,844
Total liabilities	460,116	475,268

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value, 25,000,000 shares authorized; 14,745,486 and 14,709,165 shares issued and outstanding, respectively	15	15
Additional paid in capital	239,167	238,505
Cumulative net income	58,142	52,290
Cumulative distributions	(29,526)	(19,231)
Total shareholders' equity	267,798	271,579
Total liabilities and shareholders' equity	$727,914	$746,847

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INCOME FROM INVESTMENTS:
Interest and related income	$15,821	$8,869	$31,677	$18,448
Purchase discount accretion	1,047	1,636	2,232	7,571
Less: interest and related expenses	(7,927)	(3,007)	(15,621)	(4,744)
Income from loan investments, net	8,941	7,498	18,288	21,275
Revenue from real estate owned	149	—	149	—
Total revenue	9,090	7,498	18,437	21,275
OTHER EXPENSES:
Base management fees	1,074	1,063	2,146	2,126
Incentive fees	192	—	192	—
General and administrative expenses	1,281	1,304	2,077	2,176
Reimbursement of shared services expenses	628	514	1,271	1,148
Provision for credit losses	1,026	—	39	—
Expenses from real estate owned	218	—	218	—
Other transaction related costs	—	—	—	37
Total other expenses	4,419	2,881	5,943	5,487
Income before income taxes	4,671	4,617	12,494	15,788
Income tax expense	(27)	(39)	(47)	(84)
Net income	$4,644	$4,578	$12,447	$15,704

Weighted average common shares outstanding - basic and diluted	14,605	14,521	14,594	14,514

Net income per common share - basic and diluted	$0.32	$0.31	$0.85	$1.08

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Balance at December 31, 2022	14,709	$15	$238,505	$52,290	$(19,231)	$271,579
Cumulative-effect adjustment upon adoption of ASU No. 2016-13 (Note 2)	—	—	—	(6,595)	—	(6,595)
Share grants	—	—	121	—	—	121
Share repurchases	(1)	—	(13)	—	—	(13)
Share forfeitures	(1)	—	(1)	—	—	(1)
Net income	—	—	—	7,803	—	7,803
Distributions	—	—	—	—	(5,147)	(5,147)
Balance at March 31, 2023	14,707	15	238,612	53,498	(24,378)	267,747
Share grants	42	—	579	—	—	579
Share repurchases	(3)	—	(24)	—	—	(24)
Share forfeitures	(1)	—	—	—	—	—
Net income	—	—	—	4,644	—	4,644
Distributions	—	—	—	—	(5,148)	(5,148)
Balance at June 30, 2023	14,745	$15	$239,167	$58,142	$(29,526)	$267,798

Balance at December 31, 2021	14,597	$15	$237,624	$24,650	$(4,595)	$257,694
Share grants	—	—	82	—	—	82
Net income	—	—	—	11,126	—	11,126
Distributions	—	—	—	—	(3,649)	(3,649)
Balance at March 31, 2022	14,597	15	237,706	35,776	(8,244)	265,253
Share grants	42	—	548	—	—	548
Share forfeitures	(1)	—	—	—	—	—
Net income	—	—	—	4,578	—	4,578
Distributions	—	—	—	—	(3,649)	(3,649)
Balance at June 30, 2022	14,638	$15	$238,254	$40,354	$(11,893)	$266,730

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,447	$15,704
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(2,232)	(7,571)
Provision for credit losses	39	—
Amortization of loan origination and exit fees	(1,767)	(2,112)
Amortization of deferred financing costs	643	474
Share based compensation	699	630
Changes in operating assets and liabilities:
Accrued interest receivable	(283)	(570)
Prepaid expenses and other assets	1,014	170
Accounts payable, accrued liabilities and other liabilities	(249)	(370)
Due to related persons	1,295	(48)
Net cash provided by operating activities	11,606	6,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(37,016)	(141,335)
Additional funding of loans held for investment	(3,790)	(8,020)
Repayment of loans held for investment	69,469	59,843
Cash assumed from transfer of loans held for investment to real estate owned	1,742	—
Real estate owned improvements	(1,228)	—
Net cash provided by (used in) investing activities	29,177	(89,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	28,125	223,948
Repayments under secured financing facilities	(47,275)	(109,773)
Payments of deferred financing costs	(324)	(1,571)
Repurchase of common shares	(37)	—
Distributions	(10,295)	(7,298)
Net cash (used in) provided by financing activities	(29,806)	105,306

Increase in cash, cash equivalents and restricted cash	10,977	22,101
Cash, cash equivalents and restricted cash at beginning of period	71,067	26,295
Cash, cash equivalents and restricted cash at end of period	$82,044	$48,396

SUPPLEMENTAL DISCLOSURES:
Interest paid	$14,993	$4,074
Income taxes paid	$125	$92

NON-CASH INVESTING ACTIVITIES:
Transfer of loans held for investment to real estate owned	$14,060	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2023	2022
Cash and cash equivalents	$81,806	$48,230
Restricted cash	238	166
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$82,044	$48,396

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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include the allowance for credit losses, the valuation of real estate owned and the fair value of financial instruments.
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
The allowance for credit losses required under ASU No. 2016-13 is a valuation account that is deducted from the related loans’ amortized cost basis in our condensed consolidated balance sheets. Our loans typically include commitments to fund incremental proceeds to borrowers over the life of the loan; these future funding commitments are also subject to the CECL model. The allowance for credit losses related to unfunded loan commitments is included in accounts payable, accrued liabilities and other liabilities in our condensed consolidated balance sheets.
Given the lack of historical loss data related to our loan portfolio, we elected to estimate our expected losses using an analytical model that considers the likelihood of default and loss given default for each individual loan. This analytical model incorporates data from a third party database with historical loan loss information for commercial mortgage-backed securities, or CMBS, and commercial real estate, or CRE, loans since 1998. We estimate the allowance for credit losses for our loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to the model include certain loan specific data, such as loan to value, or LTV, property type, geographic location, occupancy, vintage year, remaining loan term, net operating income, expected timing and amounts of future loan fundings, and macroeconomic forecast assumptions, including the performance of CRE assets, unemployment rates, interest rates and other factors. We utilize the model to estimate credit losses over a reasonable and supportable economic forecast period, followed by a straight-line reversion period to average historical losses. Average historical losses are established using a population of third party historical loss data that approximates our portfolio as of the measurement date. We evaluate the estimated allowance for each of our loans individually and we consider our internal loan risk rating as the primary credit quality indicator underlying our assessment.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Upon adoption of ASU No. 2016-13 using the modified retrospective transition method and, based on our loan portfolio, the then current economic environment and expectations for future conditions, we recorded a cumulative-effect adjustment reducing our cumulative net income in our condensed consolidated balance sheets by $6,595, establishing an allowance for credit losses of $4,893 with respect to our then outstanding loans held for investment and increasing accounts payable, accrued liabilities and other liabilities by $1,702 with respect to our then unfunded loan commitments. No reserve for loan losses or allowance for credit losses was recognized within our consolidated financial statements prior to our adoption of ASU No. 2016-13.
Concurrent with our adoption of ASU No. 2016-13, on January 1, 2023, we adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the guidance for and recognitions of troubled debt restructurings for all entities that adopted ASU No. 2016-13. Instead, an entity must determine whether a modification results in a new loan or continuation of an existing loan under Accounting Standards Codification, or ASC, 310, Receivables (Topic 310). If a borrower is experiencing financial difficulty, enhanced disclosures are required. ASU No. 2022-02 also requires disclosure of current period gross write-offs by year of origination. The adoption of ASU No. 2022-02 using the prospective transition method did not have a material impact on our condensed consolidated financial statements.
See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of our 2022 Annual Report for further information regarding our measurement of reserves for loan losses prior to our adoption of ASU No. 2016-13 and our internal loan risk rating policy.
Note 3. Loans Held for Investment, net
We originate first mortgage loans secured by middle market and transitional CRE, which are generally to be held as long term investments. We fund our loan portfolio using cash on hand and advancements under our Secured Financing Facilities, as defined in Note 5. See Note 5 for further information regarding our secured financing agreements.
The table below provides overall statistics for our loan portfolio as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Number of loans	24	27
Total loan commitments	$677,822	$727,562
Unfunded loan commitments (1)	$42,902	$49,007
Principal balance	$634,920	$678,555
Carrying value	$625,324	$669,929
Weighted average coupon rate	9.01%	8.07%
Weighted average all in yield (2)	9.47%	8.57%
Weighted average floor	0.87%	0.62%
Weighted average maximum maturity (years) (3)	3.0	3.3
Weighted average risk rating	3.0	2.9
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the three months ended June 30, 2023 and 2022:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at March 31, 2023	$628,696	$(6,626)	$622,070
Additional funding	2,140	—	2,140
Originations	37,500	(484)	37,016
Repayments	(17,551)	—	(17,551)
Transfer to real estate owned	(15,865)	(95)	(15,960)
Net amortization of deferred fees	—	763	763
Purchase discount accretion	—	1,047	1,047
Balance at June 30, 2023	$634,920	$(5,395)	$629,525

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at March 31, 2022	$636,831	$(14,121)	$622,710
Additional funding	4,926	—	4,926
Originations	51,620	(321)	51,299
Repayments	(11,092)	(108)	(11,200)
Net amortization of deferred fees	—	814	814
Purchase discount accretion	—	1,636	1,636
Balance at June 30, 2022	$682,285	$(12,100)	$670,185

The tables below represent our loan activities during the six months ended June 30, 2023 and 2022:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2022	$678,555	$(8,626)	$669,929
Additional funding	4,024	(14)	4,010
Originations	37,500	(484)	37,016
Repayments	(69,294)	(175)	(69,469)
Transfer to real estate owned	(15,865)	(95)	(15,960)
Net amortization of deferred fees	—	1,767	1,767
Purchase discount accretion	—	2,232	2,232
Balance at June 30, 2023	$634,920	$(5,395)	$629,525

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2021	$590,590	$(19,810)	$570,780
Additional funding	8,230	—	8,230
Originations	142,804	(1,469)	141,335
Repayments	(59,339)	(504)	(59,843)
Net amortization of deferred fees	—	2,112	2,112
Purchase discount accretion	—	7,571	7,571
Balance at June 30, 2022	$682,285	$(12,100)	$670,185

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Office (1)	9	$225,745	36%	11	$252,796	38%
Multifamily	8	224,002	36%	8	197,229	29%
Retail	4	110,509	17%	4	109,248	16%
Industrial (1)	3	69,269	11%	4	110,656	17%
	24	$629,525	100%	27	$669,929	100%
(1)    As of December 31, 2022, one loan investment secured by a mixed use property consisting of office space and an industrial warehouse in Aurora, IL was classified as office for the purpose of counting the number of loans in our portfolio because the majority of the square footage of the property consisted of office space. The amortized cost of this loan investment was reflected in office and industrial based on the fair value of the building at the time of origination relative to the total fair value of the property. During the six months ended June 30, 2023, our loan investment in Aurora, IL was repaid.

	June 30, 2023			December 31, 2022
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Midwest	8	$230,793	37%	9	$251,208	37%
South	6	171,681	27%	6	166,616	25%
West	7	137,610	22%	8	146,837	22%
East	3	89,441	14%	4	105,268	16%
	24	$629,525	100%	27	$669,929	100%
Credit Quality Information
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2022 Annual Report for more information regarding our loan risk ratings.
As of June 30, 2023 and December 31, 2022, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

June 30, 2023
Risk Rating	Number of Loans	Percentage of Portfolio	2023	2022	2021	Prior	Total
1	—	—%	$—	$—	$—	$—	$—
2	4	17%	—	41,998	32,812	29,595	104,405
3	18	71%	37,157	129,224	225,385	56,032	447,798
4	2	12%	—	36,702	40,620	—	77,322
5	—	—%	—	—	—	—	—
	24	100%	$37,157	$207,924	$298,817	$85,627	$629,525

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
The weighted average risk rating of our loans by amortized cost was 3.0 and 2.9 as of June 30, 2023 and December 31, 2022, respectively. Certain of our borrowers' business operations or tenants, particularly certain office and retail properties, were negatively impacted by the COVID-19 pandemic and continue to be impacted by market conditions that arose or intensified during or in response to the pandemic. Current inflationary pressures, rising or sustained high interest rates, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. Therefore, certain of our borrowers’ business plans have taken or will likely take longer to execute than initially expected, and as a result, certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all.
The borrower of our loan secured by an office property located in Yardley, PA did not pay its debt service obligations due in May 2023, resulting in an event of default. In June 2023, we assumed legal title to the property through a deed in lieu of foreclosure. See Note 4 for further information.
The tables below represent the changes to the allowance for credit losses during the three and six months ended June 30, 2023:

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at March 31, 2023	$4,135	$1,473	$5,608
Provision for credit losses	774	252	1,026
Write offs	(708)	—	(708)
Balance at June 30, 2023	$4,201	$1,725	$5,926

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU No. 2016-13	4,893	1,702	6,595
Provision for credit losses	16	23	39
Write offs	(708)	—	(708)
Balance at June 30, 2023	$4,201	$1,725	$5,926
We estimate credit losses over a reasonable and supportable forecast period of 12 months, followed by a straight-line reversion period of 12 months back to average historical losses. The increase in the allowance for credit losses during the three months ended June 30, 2023 is primarily attributable to unfavorable changes in the macroeconomic outlook, most notably in CRE pricing forecasts, partially offset by a write off related to the loan transferred to real estate owned in June 2023. The decrease in the allowance for credit losses during the six months ended June 30, 2023, compared to the January 1, 2023 cumulative-effect adjustment upon adoption of ASU No. 2016-13, is primarily attributable to a write off related to the loan transferred to real estate owned in June 2023 and loan repayments, partially offset by the unfavorable changes in CRE pricing forecasts mentioned above.

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
In June 2023, we amended the agreement governing our loan secured by an office property in St. Louis, MO. As part of this amendment, the borrower repaid $5,000 of the outstanding principal amount and the maturity date was extended by six months to December 19, 2023. As of June 30, 2023, this loan had an amortized cost of $23,956 and a risk rating of 3. We accounted for the amendment as a modification to the existing loan because the changes to the terms were determined to be minor. There were no other modifications to our loan portfolio for borrowers experiencing financial difficulties during the six months ended June 30, 2023.
We have elected to exclude accrued interest receivable from amortized cost and not to measure an allowance for credit losses on accrued interest receivable. Accrued interest receivables are generally written off when payments are 120 days past due. Such amounts are reversed against interest income and no further interest will be recorded until it is collected. During the three and six months ended June 30, 2023, we reversed $88 of accrued interest related to the loan transferred to real estate owned in June 2023.
We did not have any outstanding past due loans or nonaccrual loans as of June 30, 2023 or December 31, 2022. As of June 30, 2023 and July 27, 2023, all of our borrowers with outstanding loans had paid their debt service obligations owed and due to us. See our 2022 Annual Report for more information regarding our nonaccrual policy.

Note 4. Real Estate Owned
Real estate owned is property acquired in full or partial settlement of loan obligations generally through foreclosure or by deed in lieu of foreclosure. We generally expect to sell real estate owned within one year of acquisition and expect to meet the held for sale criteria required by ASC 360, Impairments and Disposals of Long-Lived Assets, within a short period of time following the acquisition. As such, we classify real estate owned as held for sale.
Real estate owned is recognized at the lesser of the fair value of the property less estimated costs to sell and the amortized cost of the loan secured by the property at the time of acquisition. The fair value of the property is determined using Level III inputs and standard industry valuation methods, including discounted cash flow analyses and sales comparisons. If the amortized cost of the loan exceeds the fair value of the property less estimated costs to sell, the difference is recorded through the allowance for credit losses as a write off. Conversely, if the fair value of the property less estimated costs to sell exceeds the amortized cost of the loan, the difference is recorded through the allowance for credit losses as a recovery. Any related shortfall or excess of previously established allowances for credit losses is recognized in the condensed consolidated statements of operations as a provision for or reversal of credit losses, respectively. After acquisition, costs incurred related to improvements to the property are capitalized to the extent they do not cause the carrying value of the property to exceed net realizable value and costs related to the operation and disposition of the property are expensed as incurred. Any subsequent declines in the fair value of the property less estimated costs to sell are recognized as impairment losses in the condensed consolidated statements of operations.
In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The amortized cost basis of $15,960 of the related loan exceeded the fair value of the property, including cash assumed of $1,742 and net liabilities assumed of $550, less estimated costs to sell of $740, by $708. The previously established allowance for credit losses for the related loan was $1,335, resulting in a decrease to our provision for credit losses of $627 recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2023. Upon assumption of legal title of the property, we also assumed $2,258 of outstanding commitments for lease related costs pursuant to previously executed tenant leases.
Other assets related to real estate owned of $202, including $67 of straight line rent receivables, are included in prepaid expenses and other assets in our condensed consolidated balance sheets at June 30, 2023. Accrued expenses and other liabilities related to real estate owned of $689 are included in accounts payable, accrued liabilities and other liabilities in our condensed consolidated balance sheets at June 30, 2023. There were no other assets or accrued expenses and other liabilities related to real estate owned at December 31, 2022. Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. Expenses from real estate owned represents costs related to the acquisition of the property and costs to operate and dispose of the property.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Secured Financing Agreements
Our secured financing agreements at June 30, 2023 consisted of agreements that govern: our master repurchase facility with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility; our facility loan program with BMO Harris Bank N.A., or BMO, or the BMO Facility, and our master repurchase facility with UBS AG, or UBS, or the UBS Master Repurchase Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities. See our 2022 Annual Report for more information regarding our Secured Financing Facilities.
In July 2023, we amended and restated our master repurchase agreement with UBS, or the UBS Master Repurchase Agreement. The amended and restated UBS Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to February 18, 2025.
As of June 30, 2023, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
As of June 30, 2023 and July 27, 2023, we had a $454,465 and $441,786, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
The table below summarizes our Secured Financing Facilities as of June 30, 2023 and December 31, 2022:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Principal Balance
June 30, 2023:
Citibank Master Repurchase Facility	$215,000	$150,101	$149,878	7.20%	0.8	$201,543
UBS Master Repurchase Facility	192,000	123,958	123,651	7.26%	0.6	170,594
BMO Facility	150,000	84,855	84,371	7.05%	1.8	113,851
Wells Fargo Master Repurchase Facility	125,000	95,551	94,790	7.18%	1.7	126,932
Total/weighted average	$682,000	$454,465	$452,690	7.19%	1.1	$612,920

December 31, 2022:
Citibank Master Repurchase Facility	$215,000	$150,647	$150,360	6.34%	1.1	$205,234
UBS Master Repurchase Facility	192,000	144,437	143,887	6.48%	1.1	198,254
BMO Facility	150,000	111,105	110,473	6.22%	2.2	148,476
Wells Fargo Master Repurchase Facility	125,000	67,426	66,801	6.23%	2.1	89,008
Total/weighted average	$682,000	$473,615	$471,521	6.34%	1.5	$640,972
(1)The weighted average coupon rate is determined using the Secured Overnight Financing Rate, or SOFR, plus a spread ranging from 1.83% to 2.51%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity is determined using the current maturity date of our corresponding loan investments, assuming no borrower loan extension options have been exercised. As of June 30, 2023, our Citibank Master Repurchase Facility, UBS Master Repurchase Facility and Wells Fargo Master Repurchase Facility mature on March 15, 2025, February 18, 2024 and March 11, 2025, respectively. Our BMO Facility matures at various dates based on the respective underlying loans held for investment.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As of June 30, 2023, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2023	$87,237
2024	228,846
2025	138,382
2026 and thereafter	—
$454,465
Note 6. Fair Value Measurements
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
The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$625,324	$636,860	$669,929	$679,911
Financial liabilities
Secured Financing Facilities	$452,690	$452,299	$471,521	$471,362
There were no transfers of financial assets or liabilities within the fair value hierarchy during the six months ended June 30, 2023.
Note 7. Shareholders' Equity
Common Share Awards
On May 23, 2023, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 6,000 of our common shares, valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq on that day. The aggregate value of common shares awarded was $387.
Common Share Purchases
During the six months ended June 30, 2023, we purchased 4,079 of our common shares from a former officer of ours and former officers and employees of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased was $37.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Distributions

For the six months ended June 30, 2023, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 23, 2023	February 16, 2023	$0.35	$5,147
April 24, 2023	May 18, 2023	0.35	5,148
		$0.70	$10,295
On July 13, 2023, we declared a quarterly distribution of $0.35 per common share, or $5,161, to shareholders of record on July 24, 2023. We expect to pay this distribution on or about August 17, 2023, using cash on hand.
Note 8. Management Agreement with Tremont
We have no employees. The personnel and various services we require to operate our business are provided to us by Tremont Realty Capital LLC, or Tremont, pursuant to a management agreement, which provides for the day to day management of our operations by Tremont, subject to the oversight and direction of our Board of Trustees.
We pay Tremont an annual base management fee payable quarterly (0.375% per quarter) in arrears equal to 1.5% of our “Equity,” as defined under our management agreement. We include these amounts in base management fees in our condensed consolidated statements of operations. Pursuant to the terms of our management agreement, we also pay Tremont management incentive fees, subject to Tremont earning those fees in accordance with the management agreement. We include these amounts in incentive fees in our condensed consolidated statements of operations.
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
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees or officers who are also our Trustees or officers. Tremont is a subsidiary of RMR, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR. RMR provides certain shared services to Tremont that are applicable to us, and we reimburse Tremont or pay RMR for the amounts Tremont or RMR pays for those services. One of our Managing Trustees and Chair of our Board of Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of Tremont, the chair of the board of directors, a managing director, the president and chief executive officer of RMR Inc., and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is a director and the president and chief executive officer of Tremont. Mr. Jordan is also an officer of RMR Inc. and an officer and employee of RMR, and our executive officers are officers and employees of Tremont and/or RMR.
Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR provides management services. Adam D. Portnoy serves as the chair of the board and as a managing trustee of those companies. Other officers of RMR and Tremont serve as managing trustees or officers of certain of these companies.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our Manager, Tremont Realty Capital LLC. We have a management agreement with Tremont to provide management services to us. See Note 8 for further information regarding our management agreement with Tremont. On May 11, 2022, Tremont purchased 882,407 of our common shares from Diane Portnoy, the mother of Adam D. Portnoy. Tremont paid an aggregate purchase price of $9,469 for these shares. As of June 30, 2023, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.5% of our outstanding common shares.
Acceleration of Unvested Shares of Former Officer. G. Douglas Lanois resigned as our Chief Financial Officer and Treasurer, effective September 30, 2022. Our Compensation Committee approved the acceleration of all 3,648 of our unvested common shares owned by Mr. Lanois as of his separation date, January 1, 2023.
Property Management Agreement with RMR. We entered into a new property management agreement with RMR in July 2023 with respect to the real estate owned in Yardley, PA. Pursuant to this agreement, RMR will provide property management services and we will pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we will pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We did not incur property management or construction supervision fees during the three or six months ended June 30, 2023 or 2022.
For further information about these and other such relationships and certain other related person transactions, refer to our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and to our 2022 Annual Report.
Note 10. Income Taxes
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
Note 11. Weighted Average Common Shares
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
The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerators:
Net income	$4,644	$4,578	$12,447	$15,704
Net income attributable to unvested share awards	(43)	(29)	(105)	(99)
Net income used in calculating net income per common share - basic and diluted	$4,601	$4,549	$12,342	$15,605

Denominators
Weighted average common shares outstanding - basic and diluted	14,605	14,521	14,594	14,514

Net income per common share - basic and diluted	$0.32	$0.31	$0.85	$1.08

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 12. Commitments and Contingencies
As of June 30, 2023, we had unfunded loan commitments of $42,902 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.3 years as of June 30, 2023. See Note 3 for further information related to our loans held for investment.
As of June 30, 2023, we had estimated unspent lease related costs of $726.

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
Factors Affecting Operating Results
Our results of operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by CRE market conditions generally and in the sectors relating to our loans and unanticipated defaults by our borrowers, if any. For further information regarding the risks associated with our loan portfolio, see Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2022 Annual Report.
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
Market Conditions. In response to inflationary pressures, the Federal Open Market Committee of the U.S. Federal Reserve, or the FOMC, has increased the federal funds rate by 525 basis points since March 2022 and while the FOMC paused interest rate increases at its June 2023 meeting, it raised rates by 25 basis points at its July 2023 meeting and has indicated additional increases may be necessary to combat inflation. These inflationary pressures and interest rate increases have contributed and continue to contribute to macroeconomic uncertainty and volatility in the United States and in the CRE debt markets. Additionally, increased borrowing costs and concerns of a possible economic recession have resulted in tighter underwriting standards and an overall decline in CRE transactions.

Many CRE debt providers have become less willing, or able, to extend credit to borrowers, and those that are extending credit are doing so at lower leverage levels and often with higher credit spreads. Market volatility and higher interest rates has not affected all lenders equally. Life insurance companies have reduced their leverage ratios and increased credit spreads, but continue to originate new loans. Concerns about the capital adequacy and liquidity of the banking sector caused by the failures of certain banks in March 2023 has significantly decreased lending activity from such traditional sources. Lenders that rely on secondary markets to finance their lending activities continue to experience challenges. Credit spreads in the secondary market for CMBS and CRE collateralized loan obligations, or CLO, bonds have widened substantially and demand for such bonds as fixed income investments has declined due to increasing concerns about the underlying loans' credit quality and/or their ability to be refinanced in the current interest rate environment. As a result, the liquidity of some lenders who originate and sell loans into the CRE CLO market as a means of financing has been negatively impacted.
In addition to tighter underwriting standards and increased overall borrowing costs, lenders may be impacted by challenges experienced by their borrowers. While rising interest rates generally result in increased income on floating rate portfolios, the borrowers of floating rate loans may find it more difficult to service their debt. Floating rate lenders often require borrowers to obtain interest rate caps or swaps to help mitigate this risk. While interest rate caps and swaps on loans protect lenders in periods of rising interest rates, the cost to borrowers to obtain new or replace existing interest rate caps or swaps may be prohibitive. Additionally, continued uncertainty surrounding the demand for office space and recent increases in nonperforming office loans in CMBS bonds have made loans secured by office properties less attractive to originate. As a result, borrowers of certain office loans may have difficulties refinancing and repaying their maturing debt obligations. These challenges could cause floating rate portfolio amounts overall to decrease and/or losses to be incurred if borrowers are unable to obtain interest rate caps or swaps, service their debt or repay their debt obligations as they become due, and as a result, could offset the increase in interest income generated from higher interest rates.
Despite the current market conditions and headwinds experienced in the overall CRE lending market, we believe certain alternative lenders, like us, are uniquely positioned to face these challenges. Capital remains available for investment in CRE assets, and certain favored asset types, such as multifamily and industrial, continue to transact. We believe there will be significant opportunities for alternative lenders with available liquidity, to capitalize on challenges that traditional lenders may experience. Additionally, we believe overall CRE transaction activity will improve once market uncertainty and volatility subside and there are, and will continue to be, opportunities for alternative lenders, like us, to provide creative, flexible debt capital for a wide array of circumstances and business plans.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.10% to 5.05%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of June 30, 2023, SOFR was 5.14%, which exceeds the floors established by all of our loans, and as a result none of our loan investments currently had active interest rate floors.
Certain of our loan agreements entered into prior to January 1, 2022 required the borrowers to pay us interest at floating rates based upon the London Interbank Offered Rate, or LIBOR. LIBOR was phased out for new contracts as of December 31, 2021 and is no longer available effective June 30, 2023. As of June 30, 2023, all of our pre-existing contracts have been amended to replace LIBOR with SOFR.

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
Non-GAAP Financial Measures
We present Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings, Adjusted Distributable Earnings per common share and Adjusted Book Value per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent net income, net income per common share or cash generated from operating activities and should not be considered as alternatives to net income or net income per common share determined in accordance with GAAP or as an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share may not be comparable to distributable earnings and distributable earnings per common share, adjusted distributable earnings and adjusted distributable earnings per common share as reported by other companies.
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

Distributable Earnings and Adjusted Distributable Earnings
We calculate Distributable Earnings and Distributable Earnings per common share as net income and net income per common share, respectively, computed in accordance with GAAP, including realized losses not otherwise included in net income determined in accordance with GAAP, and excluding: (a) the management incentive fees earned by Tremont, if any; (b) depreciation and amortization of real estate owned and related intangible assets, if any; (c) non-cash equity compensation expense; (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income under GAAP), if any; and (e) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but may also be when, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received or expected to be received and the carrying value of the asset.
We define Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share as Distributable Earnings and Distributable Earnings per common share, respectively, excluding the effects of certain non-recurring transactions and revenues and expenses from real estate owned.
Adjusted Book Value per Common Share
The table below calculates our book value per common share:

	June 30, 2023	December 31, 2022
Shareholders' equity	$267,798	$271,579
Total outstanding common shares	14,745	14,709
Book value per common share	18.16	18.46
Unaccreted purchase discount per common share (1)	0.31	0.46
Allowance for credit losses per common share (2)	0.40	—
Adjusted Book Value per common share	$18.87	$18.92
(1)Excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of June 30, 2023 and December 31, 2022, the unaccreted purchase discount was $4,471 and $6,703, respectively.
(2)Excludes the impact of our allowance for credit losses. As of June 30, 2023, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $5,926. As of December 31, 2022, we did not have an allowance for credit losses. For further information on our adoption of ASU No. 2016-13, see Notes 2 and 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Number of loans	24	27
Total loan commitments	$677,822	$727,562
Unfunded loan commitments (1)	$42,902	$49,007
Principal balance	$634,920	$678,555
Carrying value	$625,324	$669,929
Weighted average coupon rate	9.01%	8.07%
Weighted average all in yield (2)	9.47%	8.57%
Weighted average floor	0.87%	0.62%
Weighted average maximum maturity (years) (3)	3.0	3.3
Weighted average risk rating	3.0	2.9
Weighted average LTV (4)	67%	68%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of June 30, 2023:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$46,085	S + 4.00%	S + 4.64%	01/28/2026	63%	3
2	Dallas, TX	Office	08/25/2021	50,000	43,450	S + 3.25%	S + 3.61%	08/25/2026	72%	4
3	Passaic, NJ	Industrial	09/08/2022	47,000	38,440	S + 3.85%	S + 4.22%	09/08/2027	69%	3
4	Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.25%	03/29/2027	62%	2
5	West Bloomfield, MI	Retail	12/16/2021	42,500	37,659	S + 3.85%	S + 4.66%	12/16/2024	59%	3
6	Auburn, AL	Multifamily	05/11/2023	37,500	37,500	S + 3.25%	S + 3.96%	11/11/2026	67%	3
7	Starkville, MS	Multifamily	03/22/2022	37,250	36,918	S + 4.00%	S + 4.32%	03/22/2027	70%	4
8	Farmington Hills, MI	Multifamily	05/24/2022	31,520	28,983	S + 3.15%	S + 3.50%	05/24/2027	75%	3
9	Downers Grove, IL	Office	09/25/2020	30,000	29,500	S + 4.25%	S + 4.69%	11/25/2024	67%	2
10	Las Vegas, NV	Multifamily	06/10/2022	28,950	24,729	S + 3.30%	S + 4.03%	06/10/2027	60%	3
11	Plano, TX	Office	07/01/2021	27,385	26,463	S + 4.75%	S + 5.16%	07/01/2026	78%	3
12	Carlsbad, CA	Office	10/27/2021	24,750	24,130	S + 3.25%	S + 3.58%	10/27/2026	78%	3
13	Fontana, CA	Industrial	11/18/2022	24,355	22,000	S + 3.75%	S + 4.28%	11/18/2026	72%	3
14	St. Louis, MO	Office	12/19/2018	23,867	23,867	S + 3.25%	S + 3.74%	12/19/2023	72%	3
15	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.57%	12/09/2026	72%	3
16	Dublin, OH	Office	02/18/2020	22,507	22,507	S + 5.25%	S + 5.31%	08/16/2023	33%	3
17	Bellevue, WA	Office	11/05/2021	21,000	20,000	S + 3.85%	S + 4.19%	11/05/2026	68%	3
18	Portland, OR	Multifamily	07/09/2021	19,688	19,688	S + 3.57%	S + 3.97%	07/09/2026	75%	3
19	Ames, IA	Multifamily	11/15/2021	18,000	17,925	S + 3.80%	S + 4.13%	11/15/2026	71%	2
20	Sandy Springs, GA	Retail	09/23/2021	16,488	15,287	S + 3.75%	S + 4.10%	09/23/2026	72%	3
21	Delray Beach, FL	Retail	03/18/2022	16,000	15,602	S + 4.25%	S + 4.91%	03/18/2026	56%	3
22	Westminster, CO	Office	05/25/2021	15,750	15,750	S + 3.75%	S + 4.25%	05/25/2026	66%	2
23	Portland, OR	Multifamily	07/30/2021	13,400	13,400	S + 3.57%	S + 3.98%	07/30/2026	71%	3
24	Allentown, PA	Industrial	01/24/2020	9,307	9,307	S + 3.50%	S + 4.03%	01/24/2025	67%	3
	Total/weighted average			$677,822	$634,920	S + 3.80%	S + 4.26%		67%	3.0
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
As of June 30, 2023, we had $677,822 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 24 first mortgage loans. As of June 30, 2023, we had two loans representing approximately 12% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
The borrower of our loan secured by an office property located in Yardley, PA did not pay its debt service obligations due in May 2023, resulting in an event of default. In June 2023, we assumed legal title to the property through a deed in lieu of foreclosure. For further information regarding real estate owned, see Note 4 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of June 30, 2023 and July 27, 2023, all of our borrowers with outstanding loans had paid their debt service obligations owed and due to us.

We did not have any outstanding past due loans or nonaccrual loans as of June 30, 2023. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, rising or sustained high interest rates, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2022 Annual Report.
Financing Activities
The table below is an overview of our Secured Financing Facilities as of June 30, 2023:

Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	03/15/2025	$150,101	$64,899	$215,000	$201,543
UBS Master Repurchase Facility	02/18/2024	123,958	68,042	192,000	170,594
BMO Facility	Various	84,855	65,145	150,000	113,851
Wells Fargo Master Repurchase Facility	03/11/2025	95,551	29,449	125,000	126,932
Total		$454,465	$227,535	$682,000	$612,920
The table below details our Secured Financing Facilities activities during the three months ended June 30, 2023:

Carrying Value
Balance at March 31, 2023	$433,385
Borrowings	28,125
Repayments	(9,150)
Deferred fees	(6)
Amortization of deferred fees	336
Balance at June 30, 2023	$452,690
The table below details our Secured Financing Facilities activities during the six months ended June 30, 2023:

Carrying Value
Balance at December 31, 2022	$471,521
Borrowings	28,125
Repayments	(47,275)
Deferred fees	(324)
Amortization of deferred fees	643
Balance at June 30, 2023	$452,690
As of June 30, 2023, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 7.19% per annum, excluding associated fees and expenses. As of June 30, 2023 and July 27, 2023, we had a $454,465 and $441,786, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of June 30, 2023, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
In July 2023, we amended and restated the UBS Master Repurchase Agreement. The amended and restated UBS Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to February 18, 2025.

For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023:

	Three Months Ended
	June 30, 2023	March 31, 2023	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$15,821	$15,856	$(35)	(0.2%)
Purchase discount accretion	1,047	1,185	(138)	(11.6%)
Less: interest and related expenses	(7,927)	(7,694)	(233)	3.0%
Income from loan investments, net	8,941	9,347	(406)	(4.3%)
Revenue from real estate owned	149	—	149	n/m
Total revenue	9,090	9,347	(257)	(2.7%)
OTHER EXPENSES:
Base management fees	1,074	1,072	2	0.2%
Incentive fees	192	—	192	n/m
General and administrative expenses	1,281	796	485	60.9%
Reimbursement of shared services expenses	628	643	(15)	(2.3%)
Provision for (reversal of) credit losses	1,026	(987)	2,013	(204.0%)
Expenses from real estate owned	218	—	218	n/m
Total other expenses	4,419	1,524	2,895	190.0%
Income before income taxes	4,671	7,823	(3,152)	(40.3%)
Income tax expense	(27)	(20)	(7)	35.0%
Net income	$4,644	$7,803	$(3,159)	(40.5%)

Weighted average common shares outstanding - basic and diluted	14,605	14,582	23	0.2%

Net income per common share - basic and diluted	$0.32	$0.53	$(0.21)	(40.0%)
n/m - not meaningful

Interest and related income. The decrease in interest and related income was primarily the result of loan repayments, partially offset by higher benchmark interest rates and one new loan origination during the three months ended June 30, 2023. The weighted average benchmark interest rate was 5.21% as of June 30, 2023 as compared to 4.77% as of March 31, 2023.
Purchase discount accretion. The decrease in purchase discount accretion was primarily the result of less amounts outstanding on loans acquired in the Merger during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023.
Interest and related expenses. The increase in interest and related expenses was primarily the result of higher benchmark interest rates, partially offset by repayments. The weighted average benchmark interest rate was 5.15% as of June 30, 2023 as compared to 4.75% as of March 31, 2023.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Incentive fees. In accordance with our management agreement, we recognized management incentive fees payable to Tremont for the three months ended June 30, 2023. We did not incur management incentive fees for the three months ended March 31, 2023.

General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based compensation resulting from shares awarded to our Trustees during the three months ended June 30, 2023 as compared to the three months ended March 31, 2023.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The decrease in reimbursement of shared services expenses was primarily the result of an adjustment recognized during the three months ended June 30, 2023 to decrease our estimated usage of shared services from RMR for the year ending December 31, 2023.
Provision for credit losses. The provision for credit losses represents the increase in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the three months ended June 30, 2023 was primarily attributable to unfavorable changes in the current macroeconomic outlook, most notably in CRE pricing forecasts, partially offset by a recovery in our previously recorded allowance for credit losses for our loan secured by an office property in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The decrease in net income was due to the changes noted above.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$31,677	$18,448	$13,229	71.7%
Purchase discount accretion	2,232	7,571	(5,339)	(70.5%)
Less: interest and related expenses	(15,621)	(4,744)	(10,877)	229.3%
Income from loan investments, net	18,288	21,275	(2,987)	(14.0%)
Revenue from real estate owned	149	—	149	n/m
Total revenue	18,437	21,275	(2,838)	(13.3%)
OTHER EXPENSES:
Base management fees	2,146	2,126	20	0.9%
Incentive fees	192	—	192	n/m
General and administrative expenses	2,077	2,176	(99)	(4.5%)
Reimbursement of shared services expenses	1,271	1,148	123	10.7%
Provision for credit losses	39	—	39	n/m
Expenses from real estate owned	218	—	218	n/m
Other transaction related costs	—	37	(37)	(100.0%)
Total other expenses	5,943	5,487	456	8.3%
Income before income taxes	12,494	15,788	(3,294)	(20.9%)
Income tax expense	(47)	(84)	37	(44.0%)
Net income	$12,447	$15,704	$(3,257)	(20.7%)

Weighted average common shares outstanding - basic and diluted	14,594	14,514	80	0.6%

Net income per common share - basic and diluted	$0.85	$1.08	$(0.23)	(21.0)%
n/m - not meaningful
Interest and related income. The increase in interest and related income was primarily the result of higher benchmark interest rates and interest on three loans originated since July 1, 2022, partially offset by six loan repayments since July 1, 2022. The weighted average benchmark interest rate was 5.21% as of June 30, 2023 as compared to 1.32% as of June 30, 2022.
Purchase discount accretion. The decrease in purchase discount accretion was primarily the result of less amounts outstanding on loans acquired in the Merger during the six month period ended June 30, 2023 as compared to the six month period ended June 30, 2022.
Interest and related expenses. The increase in interest and related expenses was primarily the result of higher benchmark interest rates, partially offset by a lower average outstanding balance under our Secured Financing Facilities during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The weighted average benchmark interest rate was 5.15% as of June 30, 2023 as compared to 1.47% as of June 30, 2022.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Incentive fees. In accordance with our management agreement, we recognized management incentive fees payable to Tremont for the six months ended June 30, 2023. We did not incur management incentive fees for the six months ended June 30, 2022.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to decreases in professional fees, partially offset by an increase in share based compensation during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The increase in reimbursement of shared services expenses was primarily the result of higher usage of shared services from RMR.
Provision for credit losses. The provision for credit losses represents the increase in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the six months ended June 30, 2023 was primarily attributable to unfavorable changes in the current macroeconomic outlook, most notably in CRE pricing forecasts, partially offset by a recovery in our previously recorded allowance for credit losses for our loan secured by an office property in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Other transaction related costs. Other transaction related costs for the six months ended June 30, 2022 include expenses related to the Merger.
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

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net income	$4,644	$7,803	$12,447	$15,704
Incentive fees	192	—	192	—
Non-cash equity compensation expense	579	120	699	630
Non-cash accretion of purchase discount	(1,047)	(1,185)	(2,232)	(7,571)
Provision for (reversal of) credit losses	1,026	(987)	39	—
Distributable Earnings	$5,394	$5,751	$11,145	$8,763
Other transaction related costs (1)	—	—	—	37
Revenue from real estate owned	(149)	—	(149)	—
Expenses from real estate owned	218	—	218	—
Adjusted Distributable Earnings	$5,463	$5,751	$11,214	$8,800

Weighted average common shares outstanding - basic and diluted	14,605	14,582	14,594	14,514

Net income per common share - basic and diluted	$0.32	$0.53	$0.85	$1.08
Distributable Earnings per common share - basic and diluted	$0.37	$0.39	$0.76	$0.60
Adjusted Distributable Earnings per common share - basic and diluted	$0.37	$0.39	$0.77	$0.61
(1)Other transaction related costs for the six months ended June 30, 2022 include expenses related to the Merger.

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
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$71,067	$26,295
Net cash provided by (used in):
Operating activities	11,606	6,307
Investing activities	29,177	(89,512)
Financing activities	(29,806)	105,306
Cash, cash equivalents and restricted cash at end of period	$82,044	$48,396

The increase in cash provided by operating activities for the 2023 period compared to the 2022 period was primarily the result of higher benchmark interest rates, partially offset by the impact of loan repayments and decreased loan originations. The increase in cash provided by investing activities is primarily due to higher loan repayments and decreased loan originations in the 2023 period. The increase in cash used in financing activities is primarily due to decreased proceeds received from our Secured Financing Facilities during the 2023 period and an increase in distributions to our common shareholders for the 2023 period, partially offset by decreased repayments on our Secured Financing Facilities during the 2023 period.
Distributions
During the six months ended June 30, 2023, we declared and paid regular quarterly distributions to our common shareholders totaling $10,295, or $0.70 per common share, using cash on hand.
On July 13, 2023, we declared a regular quarterly distribution of $0.35 per common share, or $5,161, to shareholders of record on July 24, 2023. We expect to pay this distribution to our common shareholders on or about August 17, 2023 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2023 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$42,902	$14,230	$28,672	$—	$—
Principal payments on Secured Financing Facilities (2)	454,465	216,421	238,044	—	—
Interest payments (3)	37,218	26,512	10,706	—	—
Lease related costs (4)	726	726	—	—	—
	$535,311	$257,889	$277,422	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of June 30, 2023 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to the Yardley, PA property.
Debt Covenants
Our principal debt obligations as of June 30, 2023 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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

In connection with our facility loan program agreement and the security agreement with BMO, or the BMO Loan Program Agreement, we have agreed to guarantee certain of the obligations under the BMO Loan Program Agreement and the BMO Facility Loan Agreements pursuant to a limited guaranty from us to and for the benefit of the administrative agent for itself and such other lenders, or the BMO Guaranty. Specifically, the BMO Guaranty requires us to guarantee 25% of the then current outstanding principal balance of the facility loans and 100% of losses or the entire indebtedness in the event of certain bad acts as well as any costs and expenses of the administrative agent or lenders related to the BMO Loan Program Agreement. In addition, the BMO Guaranty contains financial covenants that require us to maintain a minimum tangible net worth and a minimum liquidity and to satisfy a total indebtedness to stockholders’ equity ratio.
As of June 30, 2023, we had a $369,610 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of June 30, 2023, we had a $84,855 aggregate outstanding principal balance under the BMO Facility.
As of June 30, 2023, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR, Tremont or their respective subsidiaries provide management services.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Investment Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, our President and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. These statements include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: the disposition of our real estate owned; economic, market and industry conditions; demand for CRE debt and opportunities that may exist for alternative lenders like us; our future lending activity; the ability of our borrowers to achieve their business plans; our leverage levels and possible future financings; our liquidity needs and sources; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in any forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our borrowers’ ability to successfully execute their business plans, including our borrowers' ability to manage and stabilize properties;
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
•Our ability to diversify our investment portfolio based on industry and market conditions;
•The ability of our manager to arrange for the successful management of real estate owned and our ability to sell those properties at prices that allow us to recover amounts we invested;
•Our ability to successfully compete;
•Market trends in our industry or with respect to interest rates, real estate values, the debt securities markets or the economy generally;
•Reduced demand for office or retail space;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended June 30, 2023.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2023	2,576	$9.21	—	$—
Total/weighted average	2,576	$9.21	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of former officers and employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Item 6. Exhibits

Exhibit Number	Description
3.1	Declaration of Trust of the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
3.2	Bylaws of the Company, dated December 22, 2021. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
4.1	Form of Common Share Certificate. (Filed herewith.)
10.1	Property Management Agreement, dated as of July 8, 2023, between The RMR Group LLC and Floral Vale LLC, a subsidiary of the Company. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President and Chief Investment Officer
Dated: July 31, 2023

By:	/s/ Tiffany R. Sy
Tiffany R. Sy Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: July 31, 2023