Form 10-Q
period 2023-09-30
Seven Hills Realty Trust
filed 2023-10-31
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of October 27, 2023: 14,811,410.

SEVEN HILLS REALTY TRUST
FORM 10-Q
September 30, 2023

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$60,391	$71,057
Restricted cash	139	10
Loans held for investment	671,129	669,929
Allowance for credit losses	(3,281)	—
Loans held for investment, net	667,848	669,929
Real estate owned	11,705	—
Accumulated depreciation	(41)	—
Real estate owned, net	11,664	—
Accrued interest receivable	3,614	3,354
Prepaid expenses and other assets, net	6,330	2,497
Total assets	$749,986	$746,847

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$4,705	$1,903
Secured financing facilities, net	473,337	471,521
Due to related persons	1,663	1,844
Total liabilities	479,705	475,268

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,815,574 and 14,709,165 shares issued and outstanding, respectively	15	15
Additional paid in capital	239,337	238,505
Cumulative net income	65,615	52,290
Cumulative distributions	(34,686)	(19,231)
Total shareholders' equity	270,281	271,579
Total liabilities and shareholders' equity	$749,986	$746,847

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INCOME FROM INVESTMENTS:
Interest and related income	$17,137	$11,650	$48,814	$30,098
Purchase discount accretion	1,075	1,596	3,307	9,167
Less: interest and related expenses	(8,979)	(5,447)	(24,600)	(10,191)
Income from loan investments, net	9,233	7,799	27,521	29,074
Revenue from real estate owned	565	—	714	—
Total revenue	9,798	7,799	28,235	29,074
OTHER EXPENSES:
Base management fees	1,077	1,064	3,223	3,190
Incentive fees	469	—	661	—
General and administrative expenses	941	942	3,018	3,118
Reimbursement of shared services expenses	642	594	1,913	1,742
Reversal of credit losses	(1,338)	—	(1,299)	—
Expenses from real estate owned	516	—	734	—
Other transaction related costs	—	—	—	37
Total other expenses	2,307	2,600	8,250	8,087
Income before income taxes	7,491	5,199	19,985	20,987
Income tax expense	(18)	(23)	(65)	(107)
Net income	$7,473	$5,176	$19,920	$20,880

Weighted average common shares outstanding - basic and diluted	14,640	14,551	14,609	14,526

Net income per common share - basic and diluted	$0.51	$0.35	$1.35	$1.43

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of		Additional
	Common	Common	Paid In	Cumulative	Cumulative
	Shares	Shares	Capital	Net Income	Distributions	Total
Balance at December 31, 2022	14,709	$15	$238,505	$52,290	$(19,231)	$271,579
Cumulative-effect adjustment upon adoption of ASU No. 2016-13 (Note 2)	—	—	—	(6,595)	—	(6,595)
Share grants	—	—	121	—	—	121
Share repurchases	(1)	—	(13)	—	—	(13)
Share forfeitures	(1)	—	(1)	—	—	(1)
Net income	—	—	—	7,803	—	7,803
Distributions	—	—	—	—	(5,147)	(5,147)
Balance at March 31, 2023	14,707	15	238,612	53,498	(24,378)	267,747
Share grants	42	—	579	—	—	579
Share repurchases	(3)	—	(24)	—	—	(24)
Share forfeitures	(1)	—	—	—	—	—
Net income	—	—	—	4,644	—	4,644
Distributions	—	—	—	—	(5,148)	(5,148)
Balance at June 30, 2023	14,745	15	239,167	58,142	(29,526)	267,798
Share grants	80	—	273	—	—	273
Share repurchases	(8)	—	(101)	—	—	(101)
Share forfeitures	(1)	—	(2)	—	—	(2)
Net income	—	—	—	7,473	—	7,473
Distributions	—	—	—	—	(5,160)	(5,160)
Balance at September 30, 2023	14,816	$15	$239,337	$65,615	$(34,686)	$270,281

Balance at December 31, 2021	14,597	$15	$237,624	$24,650	$(4,595)	$257,694
Share grants	—	—	82	—	—	82
Net income	—	—	—	11,126	—	11,126
Distributions	—	—	—	—	(3,649)	(3,649)
Balance at March 31, 2022	14,597	15	237,706	35,776	(8,244)	265,253
Share grants	42	—	548	—	—	548
Share forfeitures	(1)	—	—	—	—	—
Net income	—	—	—	4,578	—	4,578
Distributions	—	—	—	—	(3,649)	(3,649)
Balance at June 30, 2022	14,638	15	238,254	40,354	(11,893)	266,730
Share grants	85	—	259	—	—	259
Share repurchases	(9)	—	(96)	—	—	(96)
Net income	—	—	—	5,176	—	5,176
Distributions	—	—	—	—	(3,660)	(3,660)
Balance at September 30, 2022	14,714	$15	$238,417	$45,530	$(15,553)	$268,409

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,920	$20,880
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(3,307)	(9,167)
Reversal of credit losses	(1,299)	—
Amortization of loan origination and exit fees	(2,529)	(2,935)
Amortization of deferred financing costs	1,002	784
Straight line rental income	(362)	—
Depreciation and amortization	308	—
Share based compensation	970	889
Changes in operating assets and liabilities:
Accrued interest receivable	(480)	(1,291)
Prepaid expenses and other assets	911	199
Accounts payable, accrued liabilities and other liabilities	(9)	(53)
Due to related persons	(181)	657
Net cash provided by operating activities	14,944	9,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(78,038)	(179,265)
Additional funding of loans held for investment	(4,710)	(12,095)
Repayment of loans held for investment	71,643	79,490
Cash assumed from transfer of loans held for investment to real estate owned	1,742	—
Real estate owned improvements	(1,339)	—
Net cash used in investing activities	(10,702)	(111,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	63,206	284,867
Repayments under secured financing facilities	(61,955)	(119,905)
Payments of deferred financing costs	(437)	(1,859)
Repurchase of common shares	(138)	(96)
Distributions	(15,455)	(10,958)
Net cash (used in) provided by financing activities	(14,779)	152,049

Increase in cash, cash equivalents and restricted cash	(10,537)	50,142
Cash, cash equivalents and restricted cash at beginning of period	71,067	26,295
Cash, cash equivalents and restricted cash at end of period	$60,530	$76,437

SUPPLEMENTAL DISCLOSURES:
Interest paid	$23,550	$8,728
Income taxes paid	$133	$92

NON-CASH INVESTING ACTIVITIES:
Transfer of loans held for investment to real estate owned	$14,800	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The table below provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2023	2022
Cash and cash equivalents	$60,391	$76,371
Restricted cash	139	66
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$60,530	$76,437

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
If a loan is determined to be collateral dependent (because the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral property) and the borrower is experiencing financial difficulties, but foreclosure is not probable, we may elect to apply a practical expedient to determine the loan's allowance for credit losses by comparing the collateral's fair value, less costs to sell, if applicable, to the amortized cost basis of the loan. For collateral-dependent loans for which foreclosure is probable, the related allowance for credit losses is determined using the fair value, less costs to sell, if applicable, of the collateral compared to the loan's amortized cost.

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
Concurrent with our adoption of ASU No. 2016-13, on January 1, 2023, we adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the guidance for and recognitions of troubled debt restructurings for all entities that adopted ASU No. 2016-13. Instead, an entity must determine whether a modification results in a new loan or continuation of an existing loan under Accounting Standards Codification, or ASC, 310, Receivables (Topic 310). If a borrower is experiencing financial difficulty, enhanced disclosures are required. ASU No. 2022-02 also requires disclosure of current period gross write offs by year of origination. The adoption of ASU No. 2022-02 using the prospective transition method did not have a material impact on our condensed consolidated financial statements.
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
The table below provides overall statistics for our loan portfolio as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Number of loans	26	27
Total loan commitments	$720,397	$727,562
Unfunded loan commitments (1)	$45,182	$49,007
Principal balance	$675,215	$678,555
Carrying value	$667,848	$669,929
Weighted average coupon rate	9.21%	8.07%
Weighted average all in yield (2)	9.66%	8.57%
Weighted average floor	1.09%	0.62%
Weighted average maximum maturity (years) (3)	2.8	3.3
Weighted average risk rating	2.9	2.9
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the three months ended September 30, 2023 and 2022:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at June 30, 2023	$634,920	$(5,395)	$629,525
Additional funding	919	—	919
Originations	41,550	(528)	41,022
Repayments	(2,174)	—	(2,174)
Net amortization of deferred fees	—	762	762
Purchase discount accretion	—	1,075	1,075
Balance at September 30, 2023	$675,215	$(4,086)	$671,129

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at June 30, 2022	$682,285	$(12,100)	$670,185
Additional funding	4,267	—	4,267
Originations	38,440	(510)	37,930
Repayments	(19,532)	(115)	(19,647)
Net amortization of deferred fees	—	823	823
Purchase discount accretion	—	1,596	1,596
Balance at September 30, 2022	$705,460	$(10,306)	$695,154

The tables below represent our loan activities during the nine months ended September 30, 2023 and 2022:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2022	$678,555	$(8,626)	$669,929
Additional funding	4,943	(14)	4,929
Originations	79,050	(1,012)	78,038
Repayments	(71,468)	(175)	(71,643)
Transfer to real estate owned	(15,865)	(95)	(15,960)
Net amortization of deferred fees	—	2,529	2,529
Purchase discount accretion	—	3,307	3,307
Balance at September 30, 2023	$675,215	$(4,086)	$671,129

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2021	$590,590	$(19,810)	$570,780
Additional funding	12,497	—	12,497
Originations	181,244	(1,979)	179,265
Repayments	(78,871)	(619)	(79,490)
Net amortization of deferred fees	—	2,935	2,935
Purchase discount accretion	—	9,167	9,167
Balance at September 30, 2022	$705,460	$(10,306)	$695,154

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Office (1)	9	$225,027	34%	11	$252,796	38%
Multifamily	8	224,878	33%	8	197,229	29%
Retail	4	110,815	17%	4	109,248	16%
Industrial (1)	4	93,346	14%	4	110,656	17%
Hotel	1	17,063	2%	—	—	—%
	26	$671,129	100%	27	$669,929	100%
(1)    As of December 31, 2022, one loan investment secured by a mixed use property consisting of office space and an industrial warehouse in Aurora, IL was classified as office for the purpose of counting the number of loans in our portfolio because the majority of the square footage of the property consisted of office space. The amortized cost of this loan investment was reflected in office and industrial based on the fair value of the building at the time of origination relative to the total fair value of the property. During the nine months ended September 30, 2023, our loan investment in Aurora, IL was repaid.

	September 30, 2023			December 31, 2022
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Midwest	8	$229,263	34%	9	$251,208	37%
South	7	196,554	29%	6	166,616	25%
West	8	155,826	24%	8	146,837	22%
East	3	89,486	13%	4	105,268	16%
	26	$671,129	100%	27	$669,929	100%
Credit Quality Information
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2022 Annual Report for more information regarding our loan risk ratings.
As of September 30, 2023 and December 31, 2022, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

September 30, 2023
Risk Rating	Number of Loans	Percentage of Portfolio	2023	2022	2021	Prior	Total
1	—	—%	$—	$—	$—	$—	$—
2	6	22%	—	42,044	33,063	74,308	149,415
3	17	63%	78,349	129,895	201,968	9,179	419,391
4	3	15%	—	36,735	65,588	—	102,323
5	—	—%	—	—	—	—	—
	26	100%	$78,349	$208,674	$300,619	$83,487	$671,129

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
The weighted average risk rating of our loans by amortized cost was 2.9 as of September 30, 2023 and December 31, 2022. Certain of our borrowers' business operations or tenants, particularly certain office and retail properties, were negatively impacted by the COVID-19 pandemic and continue to be impacted by market conditions that arose or intensified during or in response to the pandemic. Current inflationary pressures, rising or sustained high interest rates, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. Therefore, certain of our borrowers’ business plans have taken or will likely take longer to execute than initially expected, and as a result, certain of our borrowers may be unable to pay their debt service obligations owed and due to us as currently scheduled or at all.
The borrower of our loan secured by an office property located in Yardley, PA did not pay its debt service obligations due in May 2023, resulting in an event of default. In June 2023, we assumed legal title to the property through a deed in lieu of foreclosure. See Note 4 for further information.
The tables below represent the changes to the allowance for credit losses during the three and nine months ended September 30, 2023:

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at June 30, 2023	$4,201	$1,725	$5,926
(Reversal of) provision for credit losses	(1,660)	322	(1,338)
Recoveries	740	—	740
Balance at September 30, 2023	$3,281	$2,047	$5,328

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU No. 2016-13	4,893	1,702	6,595
(Reversal of) provision for credit losses	(1,644)	345	(1,299)
Write offs	(708)	—	(708)
Recoveries	740	—	740
Balance at September 30, 2023	$3,281	$2,047	$5,328
We estimate credit losses over a reasonable and supportable forecast period of 12 months, followed by a straight-line reversion period of 12 months back to average historical losses. The decrease in the allowance for credit losses during the three months ended September 30, 2023 is primarily attributable to a reversal of credit losses of $740 for estimated costs to sell related to the reclassification of the property located in Yardley, PA from held for sale to held for investment, favorable changes in the macroeconomic outlook, most notably in CRE pricing forecasts and loan repayments. The decrease in the allowance for credit losses during the nine months ended September 30, 2023, compared to the January 1, 2023 cumulative-effect adjustment upon adoption of ASU No. 2016-13, is primarily attributable to a write off related to the loan transferred to real estate owned in June 2023, loan repayments and favorable changes in CRE pricing forecasts mentioned above.

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
In June 2023, we amended the agreement governing our loan secured by an office property in St. Louis, MO. As part of this amendment, the borrower repaid $5,000 of the outstanding principal amount and the maturity date was extended by six months to December 19, 2023. As of September 30, 2023, this loan had an amortized cost of $23,988 and a risk rating of 2. We accounted for the amendment as a modification to the existing loan because the changes to the terms were determined to be minor. In October 2023, the borrower repaid the full outstanding principal amount on this loan.
In August 2023, we amended the agreement governing our loan secured by an office property in Dublin, OH. As part of this amendment, the borrower repaid $2,000 of the outstanding principal amount and the maturity date was extended by one year to August 16, 2024. As of September 30, 2023, this loan had an amortized cost of $20,690 and a risk rating of 2. We accounted for the amendment as a modification to the existing loan because the changes to the terms were determined to be minor. In October 2023, the borrower repaid the full outstanding principal amount on this loan.
There were no other modifications to our loan portfolio for borrowers experiencing financial difficulties during the nine months ended September 30, 2023.
We have elected to exclude accrued interest receivable from amortized cost and not to measure an allowance for credit losses on accrued interest receivable. Accrued interest receivables are generally written off when payments are 120 days past due. Such amounts are reversed against interest income and no further interest will be recorded until it is collected. During the nine months ended September 30, 2023, we reversed $88 of accrued interest related to the loan transferred to real estate owned in June 2023.
We did not have any outstanding past due loans or nonaccrual loans as of September 30, 2023 or December 31, 2022. As of September 30, 2023 and October 27, 2023, all of our borrowers with outstanding loans had paid their debt service obligations owed and due to us. See our 2022 Annual Report for more information regarding our nonaccrual policy.

Note 4. Real Estate Owned
Real estate owned is property acquired in full or partial settlement of loan obligations generally through foreclosure or by deed in lieu of foreclosure. Upon acquisition, we allocate the fair value of the real estate owned in accordance with ASC 805, Business Combinations. We generally expect to sell real estate owned within one year of acquisition and classify real estate owned as held for sale when it meets the criteria required by ASC 360, Impairments and Disposals of Long-Lived Assets.
Upon acquisition, real estate owned is recognized at the lesser of the fair value of the property less estimated costs to sell, if applicable, and the amortized cost of the loan secured by the property at the time of acquisition. The fair value of the property is determined using Level III inputs and standard industry valuation methods, including discounted cash flow analyses and sales comparisons. If the amortized cost of the loan exceeds the fair value of the property less estimated costs to sell, if applicable, the difference is recorded through the allowance for credit losses as a write off. Conversely, if the fair value of the property less estimated costs to sell, if applicable, exceeds the amortized cost of the loan, the difference is recorded through the allowance for credit losses as a recovery. Any related shortfall or excess of previously established allowances for credit losses is recognized in the condensed consolidated statements of operations as a provision for or reversal of credit losses, respectively. Subsequent to acquisition, costs incurred related to improvements to the property are capitalized and depreciated over their estimated useful lives and costs related to the operation of the property are expensed as incurred.
We regularly evaluate real estate owned for indicators of impairment. Impairment indicators may include declining tenant occupancy, lack of progress leasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. We determine the amount of any impairment loss by comparing the carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation methods.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. As of June 30, 2023, the property met the held for sale criteria required by ASC 360 and was classified as held for sale. The amortized cost basis of $15,960 of the related loan exceeded the fair value of the property, including cash assumed of $1,742 and net liabilities assumed of $550, less estimated costs to sell of $740, by $708. The previously established allowance for credit losses for the related loan was $1,335, resulting in a decrease to our provision for credit losses of $627 recorded in our condensed consolidated statements of operations during the six months ended June 30, 2023. Upon assumption of legal title of the property, we also assumed $2,258 of outstanding commitments for lease related costs pursuant to previously executed tenant leases.
As of September 30, 2023, although there was not a change to the plan of sale, the property did not meet the held for sale criteria required by ASC 360 and was classified as held for investment. As a result, we recorded a reversal of credit losses of $740 for estimated costs to sell in our condensed consolidated statements of operations during the three months ended September 30, 2023. We accounted for the acquisition as an asset acquisition and allocated the fair value of the assumed assets and liabilities on the acquisition date as follows:

Acquisition Date	Fair Value	Land	Buildings and Improvements	Acquired Real Estate Leases
June 2023	$14,800	$2,880	$7,325	$4,595
Other assets related to real estate owned of $5,290, including $4,337 of acquired real estate leases, net and $362 of straight line rent receivables, are included in prepaid expenses and other assets, net in our condensed consolidated balance sheets at September 30, 2023. As of September 30, 2023, the weighted average remaining life of acquired real estate leases was 7.4 years. Accrued expenses and other liabilities related to real estate owned of $762 are included in accounts payable, accrued liabilities and other liabilities in our condensed consolidated balance sheets at September 30, 2023. There were no other assets or accrued expenses and other liabilities related to real estate owned at December 31, 2022. Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. We increased revenue from real estate owned to record revenue on a straight line basis by $295 and $362 for the three and nine months ended September 30, 2023, respectively. Expenses from real estate owned represents costs related to the acquisition of the property and costs to operate the property.
Note 5. Secured Financing Agreements
Our secured financing agreements at September 30, 2023 consisted of agreements that govern: our master repurchase facility with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility; our facility loan program with BMO Harris Bank N.A., or BMO, or the BMO Facility, and our master repurchase facility with UBS AG, or UBS, or the UBS Master Repurchase Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities. See our 2022 Annual Report for more information regarding our Secured Financing Facilities.
In July 2023, we amended and restated our master repurchase agreement with UBS, or the UBS Master Repurchase Agreement. The amended and restated UBS Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to February 18, 2025. In August 2023, we amended the related fee letter to increase the maximum amount of available advancements under the UBS Master Repurchase Facility to $205,000.
As of September 30, 2023, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
As of September 30, 2023 and October 27, 2023, we had a $474,866 and $446,461, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below summarizes our Secured Financing Facilities as of September 30, 2023 and December 31, 2022:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Principal Balance
September 30, 2023:
Citibank Master Repurchase Facility	$215,000	$136,730	$136,539	7.38%	0.6	$199,509
UBS Master Repurchase Facility	205,000	141,558	141,314	7.55%	0.8	195,467
BMO Facility	150,000	101,027	100,595	7.25%	1.5	135,978
Wells Fargo Master Repurchase Facility	125,000	95,551	94,889	7.41%	1.4	127,011
Total/weighted average	$695,000	$474,866	$473,337	7.41%	1.0	$657,965

December 31, 2022:
Citibank Master Repurchase Facility	$215,000	$150,647	$150,360	6.34%	1.1	$205,234
UBS Master Repurchase Facility	192,000	144,437	143,887	6.48%	1.1	198,254
BMO Facility	150,000	111,105	110,473	6.22%	2.2	148,476
Wells Fargo Master Repurchase Facility	125,000	67,426	66,801	6.23%	2.1	89,008
Total/weighted average	$682,000	$473,615	$471,521	6.34%	1.5	$640,972
(1)The weighted average coupon rate is determined using the Secured Overnight Financing Rate, or SOFR, plus a spread ranging from 1.83% to 2.70%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity is determined using the current maturity date of our corresponding loan investments, assuming no borrower loan extension options have been exercised. As of September 30, 2023, our Citibank Master Repurchase Facility, UBS Master Repurchase Facility and Wells Fargo Master Repurchase Facility mature on March 15, 2025, February 18, 2025 and March 11, 2025, respectively. Our BMO Facility matures at various dates based on the respective underlying loans held for investment.
As of September 30, 2023, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2023	$66,482
2024	235,076
2025	173,308
2026 and thereafter	—
$474,866
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$667,848	$673,667	$669,929	$679,911
Financial liabilities
Secured Financing Facilities	$473,337	$473,836	$471,521	$471,362
There were no transfers of financial assets or liabilities within the fair value hierarchy during the nine months ended September 30, 2023.
Note 7. Shareholders' Equity
Common Share Awards
On May 23, 2023, in accordance with our Trustee compensation arrangements, we awarded to each of our then seven Trustees 6,000 of our common shares, valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq on that day. The aggregate value of common shares awarded was $387.
On September 13, 2023, we awarded an aggregate of 80,000 of our common shares to our officers and certain other employees of Tremont Realty Capital LLC, or Tremont, and of The RMR Group LLC, or RMR, valued at the closing price of our common shares on Nasdaq that day. The aggregate value of common shares awarded was $876.
Common Share Purchases
During the nine months ended September 30, 2023, we purchased 13,257 of our common shares from certain of our current and former officers and current and former officers and employees of Tremont and RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased was $138.
Distributions

For the nine months ended September 30, 2023, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 23, 2023	February 16, 2023	$0.35	$5,147
April 24, 2023	May 18, 2023	0.35	5,148
July 24, 2023	August 17, 2023	0.35	5,160
		$1.05	$15,455
On October 12, 2023, we declared a quarterly distribution of $0.35 per common share, or $5,185, to shareholders of record on October 23, 2023. We expect to pay this distribution on or about November 16, 2023, using cash on hand.
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
See Note 7 for information relating to the awards of our common shares we made in September 2023 to our officers and certain other employees of Tremont and/or RMR and common shares we purchased from certain of our current and former officers and current and former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for awards of our common shares to our officers and employees of Tremont and/or RMR in general and administrative expenses in our condensed consolidated statements of operations.
Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR provides management services. Adam D. Portnoy serves as the chair of the board and as a managing trustee of those companies. Other officers of RMR and Tremont serve as managing trustees or officers of certain of these companies.
Our Manager, Tremont Realty Capital LLC. We have a management agreement with Tremont to provide management services to us. See Note 8 for further information regarding our management agreement with Tremont. On May 11, 2022, Tremont purchased 882,407 of our common shares from Diane Portnoy, the mother of Adam D. Portnoy. Tremont paid an aggregate purchase price of $9,469 for these shares. As of September 30, 2023, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.4% of our outstanding common shares.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to the real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $8 for the three and nine months ended September 30, 2023, related to real estate owned.
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
The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerators:
Net income	$7,473	$5,176	$19,920	$20,880
Net income attributable to unvested share awards	(56)	(33)	(161)	(133)
Net income used in calculating net income per common share - basic and diluted	$7,417	$5,143	$19,759	$20,747

Denominators:
Weighted average common shares outstanding - basic and diluted	14,640	14,551	14,609	14,526

Net income per common share - basic and diluted	$0.51	$0.35	$1.35	$1.43

Note 12. Commitments and Contingencies
As of September 30, 2023, we had unfunded loan commitments of $45,182 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.1 years as of September 30, 2023. See Note 3 for further information related to our loans held for investment.
As of September 30, 2023, we had estimated unspent lease related costs of $474.

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
Market Conditions. In response to inflationary pressures, the Federal Open Market Committee of the U.S. Federal Reserve, or the FOMC, has increased the federal funds rate by 525 basis points since March 2022 and while the FOMC paused interest rate increases and elected to maintain a federal funds target rate in the range of 5.25% to 5.50% at its September 2023 meeting, it maintained the stance that further rate increases may be necessary. Ongoing inflationary pressures and higher interest rates continue to contribute to macroeconomic uncertainty and volatility in the United States and in the CRE debt markets. Additionally, increased borrowing costs and concerns of a possible economic recession continue to negatively impact CRE acquisition and financing transaction activity.

Many CRE debt providers have become less willing, or able, to extend credit to borrowers, and those that are extending credit are doing so at lower leverage levels and often with higher credit spreads. Market volatility and higher interest rates have not affected all lenders equally. Life insurance companies, which remained relatively active throughout the most recent interest rate hike cycle, are finding it more difficult to underwrite loans given the significant increase in the benchmark 10-year U.S. Treasury yield, resulting in further reductions in leverage ratios coupled with already increased credit spreads. Although concerns about the capital adequacy and liquidity of the banking sector caused by the failures of certain banks in March 2023 have waned, the regional banks continue to carefully monitor loan portfolio performance and have generally not opted to increase their CRE exposure at this time. Banks that are actively lending are generally reserving their lending capital for existing, well capitalized bank clients. Floating rate lenders that utilize CRE collateralized loan obligations to finance their businesses continue to be negatively impacted by credit spreads in the secondary market. Fixed rate CMBS lenders have become even more challenged by the recent significant increase in the 10-year U.S. Treasury yield, which results in a higher cost of capital to the borrower necessitating lower advance rates. For those lenders that are actively originating new loans, multifamily and industrial properties continue to be the favored asset classes with lenders competing to lend on high quality transactions.
Despite current market conditions and headwinds experienced in the overall CRE lending market, we believe certain alternative lenders, like us, are uniquely positioned to face these challenges. Capital remains available for investment in CRE assets, and while the office sector continues to be an ongoing concern for many lenders and borrowers, certain favored property types, such as multifamily, industrial, grocery-anchored retail and hotels continue to transact. We believe there will be significant opportunities for alternative lenders with available liquidity to capitalize on challenges that traditional lenders may experience. CRE transaction activity should improve as market uncertainty and volatility subside and buyers and sellers adjust their pricing and return expectations, in light of a potentially prolonged elevated interest rate environment.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.10% to 5.20%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of September 30, 2023, SOFR was 5.32%, which exceeds the floors established by all of our loans, and as a result none of our loan investments currently had active interest rate floors.
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
In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share may be useful indicators of distributions to our shareholders and are measures that are considered by our Board of Trustees when determining the amount of distributions. We believe that Distributable Earnings, Distributable Earnings per common share, Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share provide meaningful information to consider in addition to net income, net income per common share and cash flows from operating activities determined in accordance with GAAP. These measures help us to evaluate our performance excluding the effects of certain transactions, the variability of any management incentive fees that may be paid or payable and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings, excluding incentive fees, is used in determining the amount of base management and management incentive fees payable by us to Tremont under our management agreement.

Distributable Earnings and Adjusted Distributable Earnings
We calculate Distributable Earnings and Distributable Earnings per common share as net income and net income per common share, respectively, computed in accordance with GAAP, including realized losses not otherwise included in net income determined in accordance with GAAP, and excluding: (a) depreciation and amortization of real estate owned and related intangible assets, if any; (b) non-cash equity compensation expense; (c) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income under GAAP), if any; and (d) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but may also be when, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received or expected to be received and the carrying value of the asset.
We define Adjusted Distributable Earnings and Adjusted Distributable Earnings per common share as Distributable Earnings and Distributable Earnings per common share, respectively, excluding the effects of certain non-recurring transactions and revenues and expenses from real estate owned.
Adjusted Book Value per Common Share
The table below calculates our book value per common share:

	September 30, 2023	December 31, 2022
Shareholders' equity	$270,281	$271,579
Total outstanding common shares	14,816	14,709
Book value per common share	18.24	18.46
Unaccreted purchase discount per common share (1)	0.23	0.46
Allowance for credit losses per common share (2)	0.36	—
Adjusted Book Value per common share	$18.83	$18.92
(1)Excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of September 30, 2023 and December 31, 2022, the unaccreted purchase discount was $3,396 and $6,703, respectively.
(2)Excludes the impact of our allowance for credit losses. As of September 30, 2023, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $5,328. As of December 31, 2022, we did not have an allowance for credit losses. For further information on our adoption of ASU No. 2016-13, see Notes 2 and 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Number of loans	26	27
Total loan commitments	$720,397	$727,562
Unfunded loan commitments (1)	$45,182	$49,007
Principal balance	$675,215	$678,555
Carrying value	$667,848	$669,929
Weighted average coupon rate	9.21%	8.07%
Weighted average all in yield (2)	9.66%	8.57%
Weighted average floor	1.09%	0.62%
Weighted average maximum maturity (years) (3)	2.8	3.3
Weighted average risk rating	2.9	2.9
Weighted average LTV (4)	67%	68%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of September 30, 2023:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$46,084	S + 4.00%	S + 4.64%	01/28/2026	63%	3
2	Dallas, TX	Office	08/25/2021	50,000	43,450	S + 3.25%	S + 3.61%	08/25/2026	72%	4
3	Passaic, NJ	Industrial	09/08/2022	47,000	38,566	S + 3.85%	S + 4.22%	09/08/2027	69%	3
4	Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.25%	03/29/2027	62%	2
5	West Bloomfield, MI	Retail	12/16/2021	42,500	37,800	S + 3.85%	S + 4.66%	12/16/2024	59%	3
6	Auburn, AL	Multifamily	05/11/2023	37,500	37,500	S + 3.25%	S + 3.96%	11/11/2026	67%	3
7	Starkville, MS	Multifamily	03/22/2022	37,250	36,919	S + 4.00%	S + 4.32%	03/22/2027	70%	4
8	Farmington Hills, MI	Multifamily	05/24/2022	31,520	29,063	S + 3.15%	S + 3.50%	05/24/2027	75%	3
9	Downers Grove, IL	Office	09/25/2020	30,000	29,500	S + 4.25%	S + 4.69%	11/25/2024	67%	2
10	Las Vegas, NV	Multifamily	06/10/2022	28,950	25,015	S + 3.30%	S + 4.03%	06/10/2027	60%	3
11	Fountain Inn, SC	Industrial	07/13/2023	27,500	24,300	S + 4.25%	S + 4.78%	07/13/2026	76%	3
12	Plano, TX	Office	07/01/2021	27,385	26,463	S + 4.75%	S + 5.16%	07/01/2026	78%	3
13	Carlsbad, CA	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.58%	10/27/2026	78%	4
14	Fontana, CA	Industrial	11/18/2022	24,355	22,000	S + 3.75%	S + 4.28%	11/18/2026	72%	3
15	St. Louis, MO	Office	12/19/2018	23,866	23,866	S + 3.25%	S + 3.74%	12/19/2023	72%	2
16	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.57%	12/09/2026	72%	3
17	Bellevue, WA	Office	11/05/2021	21,000	20,000	S + 3.85%	S + 4.19%	11/05/2026	68%	3
18	Dublin, OH	Office	02/18/2020	20,507	20,507	S + 5.25%	S + 4.77%	08/16/2024	33%	2
19	Portland, OR	Multifamily	07/09/2021	19,688	19,688	S + 3.57%	S + 3.97%	07/09/2026	75%	3
20	Ames, IA	Multifamily	11/15/2021	18,000	17,926	S + 3.80%	S + 4.13%	11/15/2026	71%	2
21	Scottsdale, AZ	Hotel	09/27/2023	17,250	17,250	S + 4.25%	S + 4.56%	09/27/2028	57%	3
22	Sandy Springs, GA	Retail	09/23/2021	16,488	15,285	S + 3.75%	S + 4.10%	09/23/2026	72%	3
23	Delray Beach, FL	Retail	03/18/2022	16,000	15,603	S + 4.25%	S + 4.90%	03/18/2026	56%	3
24	Westminster, CO	Office	05/25/2021	15,750	15,750	S + 3.75%	S + 4.24%	05/25/2026	66%	2
25	Portland, OR	Multifamily	07/30/2021	13,400	13,400	S + 3.57%	S + 3.98%	07/30/2026	71%	3
26	Allentown, PA	Industrial	01/24/2020	9,133	9,133	S + 3.50%	S + 4.03%	01/24/2025	67%	3
	Total/weighted average			$720,397	$675,215	S + 3.82%	S + 4.26%		67%	2.9
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
As of September 30, 2023, we had $720,397 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 26 first mortgage loans. As of September 30, 2023, we had three loans representing approximately 15% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”.
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
In October 2023, we originated a $25,250 loan secured by two self-storage properties in Georgia and received repayment proceeds totaling $62,299, including repayments on two loans secured by office properties in St. Louis, MO and Dublin, OH totaling $44,373 and one loan secured by a student housing property in Ames, IA for $17,926.
As of September 30, 2023 and October 27, 2023, all of our borrowers with outstanding loans had paid their debt service obligations owed and due to us.

We did not have any outstanding past due loans or nonaccrual loans as of September 30, 2023. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, rising or sustained high interest rates, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2022 Annual Report.
Financing Activities
The table below is an overview of our Secured Financing Facilities as of September 30, 2023:

Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	03/15/2025	$136,730	$78,270	$215,000	$199,509
UBS Master Repurchase Facility	02/18/2025	141,558	63,442	205,000	195,467
BMO Facility	Various	101,027	48,973	150,000	135,978
Wells Fargo Master Repurchase Facility	03/11/2025	95,551	29,449	125,000	127,011
Total		$474,866	$220,134	$695,000	$657,965
The table below details our Secured Financing Facilities activities during the three months ended September 30, 2023:

Carrying Value
Balance at June 30, 2023	$452,690
Borrowings	35,081
Repayments	(14,680)
Deferred fees	(113)
Amortization of deferred fees	359
Balance at September 30, 2023	$473,337
The table below details our Secured Financing Facilities activities during the nine months ended September 30, 2023:

Carrying Value
Balance at December 31, 2022	$471,521
Borrowings	63,206
Repayments	(61,955)
Deferred fees	(437)
Amortization of deferred fees	1,002
Balance at September 30, 2023	$473,337
As of September 30, 2023, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 7.41% per annum, excluding associated fees and expenses. As of September 30, 2023 and October 27, 2023, we had a $474,866 and $446,461, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of September 30, 2023, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

In July 2023, we amended and restated the UBS Master Repurchase Agreement. The amended and restated UBS Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to February 18, 2025. In August 2023, we amended the related fee letter to increase the maximum amount of available advancements under the UBS Master Repurchase Facility to $205,000.
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023:

	Three Months Ended
	September 30, 2023	June 30, 2023	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$17,137	$15,821	$1,316	8.3%
Purchase discount accretion	1,075	1,047	28	2.7%
Less: interest and related expenses	(8,979)	(7,927)	(1,052)	13.3%
Income from loan investments, net	9,233	8,941	292	3.3%
Revenue from real estate owned	565	149	416	279.2%
Total revenue	9,798	9,090	708	7.8%
OTHER EXPENSES:
Base management fees	1,077	1,074	3	0.3%
Incentive fees	469	192	277	144.3%
General and administrative expenses	941	1,281	(340)	(26.5%)
Reimbursement of shared services expenses	642	628	14	2.2%
Provision for (reversal of) credit losses	(1,338)	1,026	(2,364)	(230.4%)
Expenses from real estate owned	516	218	298	136.7%
Total other expenses	2,307	4,419	(2,112)	(47.8%)
Income before income taxes	7,491	4,671	2,820	60.4%
Income tax expense	(18)	(27)	9	(33.3%)
Net income	$7,473	$4,644	$2,829	60.9%

Weighted average common shares outstanding - basic and diluted	14,640	14,605	35	0.2%

Net income per common share - basic and diluted	$0.51	$0.32	$0.19	59.4%

Interest and related income. The increase in interest and related income was primarily the result of higher benchmark interest rates and two new loan originations during the three months ended September 30, 2023. The weighted average benchmark interest rate was 5.39% as of September 30, 2023 as compared to 5.21% as of June 30, 2023.
Interest and related expenses. The increase in interest and related expenses was primarily the result of higher benchmark interest rates and an increase in advances made to us under our Secured Financing Facilities. The weighted average benchmark interest rate was 5.33% as of September 30, 2023 as compared to 5.15% as of June 30, 2023.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.

Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The increase in management incentive fees was due to higher "core earnings," as defined in our management agreement, as of September 30, 2023 as compared to June 30, 2023.
General and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in share based compensation resulting from shares awarded to our Trustees during the three months ended June 30, 2023.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR.
Provision for (reversal of) credit losses. The reversal of credit losses represents the decrease in the allowance for credit losses on our loan portfolio and unfunded commitments. The decrease in the allowance for credit losses during the three months ended September 30, 2023 was primarily attributable to a reversal of credit losses of $740 for estimated costs to sell related to the reclassification of the property located in Yardley, PA from held for sale to held for investment, favorable changes in the current macroeconomic outlook, most notably in CRE pricing forecasts, and loan repayments.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The increase in net income was due to the changes noted above.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$48,814	$30,098	$18,716	62.2%
Purchase discount accretion	3,307	9,167	(5,860)	(63.9%)
Less: interest and related expenses	(24,600)	(10,191)	(14,409)	141.4%
Income from loan investments, net	27,521	29,074	(1,553)	(5.3%)
Revenue from real estate owned	714	—	714	n/m
Total revenue	28,235	29,074	(839)	(2.9%)
OTHER EXPENSES:
Base management fees	3,223	3,190	33	1.0%
Incentive fees	661	—	661	n/m
General and administrative expenses	3,018	3,118	(100)	(3.2%)
Reimbursement of shared services expenses	1,913	1,742	171	9.8%
Reversal of credit losses	(1,299)	—	(1,299)	n/m
Expenses from real estate owned	734	—	734	n/m
Other transaction related costs	—	37	(37)	(100.0%)
Total other expenses	8,250	8,087	163	2.0%
Income before income taxes	19,985	20,987	(1,002)	(4.8%)
Income tax expense	(65)	(107)	42	(39.3%)
Net income	$19,920	$20,880	$(960)	(4.6%)

Weighted average common shares outstanding - basic and diluted	14,609	14,526	83	0.6%

Net income per common share - basic and diluted	$1.35	$1.43	$(0.08)	(5.6)%
n/m - not meaningful
Interest and related income. The increase in interest and related income was primarily the result of higher benchmark interest rates. The weighted average benchmark interest rate was 5.39% as of September 30, 2023 as compared to 2.76% as of September 30, 2022.
Purchase discount accretion. The decrease in purchase discount accretion was primarily the result of less amounts outstanding on loans acquired in the Merger during the nine month period ended September 30, 2023 as compared to the nine month period ended September 30, 2022.
Interest and related expenses. The increase in interest and related expenses was primarily the result of higher benchmark interest rates during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The weighted average benchmark interest rate was 5.33% as of September 30, 2023 as compared to 2.96% as of September 30, 2022.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Incentive fees. In accordance with our management agreement, we recognized management incentive fees payable to Tremont for the nine months ended September 30, 2023 due to higher "core earnings," as defined in our management agreement. We did not incur management incentive fees for the nine months ended September 30, 2022.

General and administrative expenses. The decrease in general and administrative expenses was primarily due to decreases in professional fees, partially offset by an increase in share based compensation during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The increase in reimbursement of shared services expenses was primarily the result of higher usage of shared services from RMR.
Reversal of credit losses. The reversal of credit losses represents the decrease in the allowance for credit losses on our loan portfolio and unfunded commitments. The decrease in the allowance for credit losses during the nine months ended September 30, 2023 was primarily attributable to favorable changes in the current macroeconomic outlook, most notably in CRE pricing forecasts, a recovery in our previously recorded allowance for credit losses for our loan secured by an office property in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023 and loan repayments.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Other transaction related costs. Other transaction related costs for the nine months ended September 30, 2022 include expenses related to the Merger.
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

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net income	$7,473	$4,644	$19,920	$20,880
Non-cash equity compensation expense	271	579	970	889
Non-cash accretion of purchase discount	(1,075)	(1,047)	(3,307)	(9,167)
Provision for (reversal of) credit losses	(1,338)	1,026	(1,299)	—
Depreciation and amortization of real estate owned	305	—	305	—
Exit fees collected on loans acquired in Merger (1)	—	—	—	104
Distributable Earnings	$5,636	$5,202	$16,589	$12,706
Other transaction related costs (2)	—	—	—	37
Revenue from real estate owned	(565)	(149)	(714)	—
Expenses from real estate owned, net of depreciation and amortization	211	218	429	—
Adjusted Distributable Earnings	$5,282	$5,271	$16,304	$12,743

Weighted average common shares outstanding - basic and diluted	14,640	14,605	14,609	14,526

Net income per common share - basic and diluted	$0.51	$0.32	$1.35	$1.43
Distributable Earnings per common share - basic and diluted	$0.38	$0.36	$1.14	$0.87
Adjusted Distributable Earnings per common share - basic and diluted	$0.36	$0.36	$1.12	$0.88
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
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations, any unused borrowing capacity, including under our Secured Financing Facilities or other repurchase agreements or financing arrangements we may obtain, which may also include bank loans or public or private issuances of debt or equity securities, and proceeds from any sale of real estate owned. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future. For further information regarding the risks associated with our loan portfolio, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2022 Annual Report.

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
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$71,067	$26,295
Net cash provided by (used in):
Operating activities	14,944	9,963
Investing activities	(10,702)	(111,870)
Financing activities	(14,779)	152,049
Cash, cash equivalents and restricted cash at end of period	$60,530	$76,437
The increase in cash provided by operating activities for the 2023 period compared to the 2022 period was primarily the result of higher benchmark interest rates, partially offset by decreased loan originations. The decrease in cash used in investing activities is primarily due to decreased loan originations in the 2023 period. The increase in cash used in financing activities is primarily due to decreased proceeds received from our Secured Financing Facilities during the 2023 period and an increase in distributions to our common shareholders for the 2023 period, partially offset by decreased repayments on our Secured Financing Facilities during the 2023 period.
Distributions
During the nine months ended September 30, 2023, we declared and paid regular quarterly distributions to our common shareholders totaling $15,455, or $1.05 per common share, using cash on hand.
On October 12, 2023, we declared a regular quarterly distribution of $0.35 per common share, or $5,185, to shareholders of record on October 23, 2023. We expect to pay this distribution to our common shareholders on or about November 16, 2023 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2023 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$45,182	$22,763	$22,419	$—	$—
Principal payments on Secured Financing Facilities (2)	474,866	222,674	252,192	—	—
Interest payments (3)	37,074	28,749	8,325	—	—
Lease related costs (4)	474	474	—	—	—
	$557,596	$274,660	$282,936	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of September 30, 2023 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to the Yardley, PA property.
Debt Covenants
Our principal debt obligations as of September 30, 2023 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of September 30, 2023, we had a $373,839 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of September 30, 2023, we had a $101,027 aggregate outstanding principal balance under the BMO Facility.

As of September 30, 2023, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR, Tremont or their respective subsidiaries provide management services.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. These statements include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “would”, “should”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: the disposition of our real estate owned; economic, market and industry conditions; demand for CRE debt and opportunities that may exist for alternative lenders like us; the diversity of our loan investment portfolio; our future lending activity and opportunities; the ability of our borrowers to achieve their business plans; our leverage levels and possible future financings; our liquidity needs and sources; and the amount and timing of future distributions.
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
•The duration and other terms of our loan agreements with borrowers and our ability to match our loan investments with our repurchase lending arrangements;
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
•Acts of God, earthquakes, hurricanes, outbreaks or continuation of pandemics, or other public health safety events or conditions, supply chain disruptions, climate change and other man-made or natural disasters or war, terrorism, social unrest or civil disturbances; and
•Other matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended September 30, 2023.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2023	659	$10.39	—	$—
September 2023	8,519	11.12	—	—
Total/weighted average	9,178	$11.07	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain of our current and former officers and current and former officers and employees of Tremont and RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Item 6. Exhibits

Exhibit Number	Description
3.1	Declaration of Trust of the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
3.2	Amended and Restated Bylaws of the Company, as of September 14, 2023. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on September 15, 2023.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)
10.1
Property Management Agreement, dated as of July 8, 2023, between The RMR Group LLC and Floral Vale LLC, a subsidiary of the Company. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.2	Form of Share Award Agreement. (Filed herewith.)
10.3	Form of Indemnification Agreement. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President and Chief Investment Officer
Dated: October 31, 2023

By:	/s/ Fernando Diaz
Fernando Diaz Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: October 31, 2023