Form 10-K
period 2023-12-31
Seven Hills Realty Trust
filed 2024-02-20
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common shares of beneficial interest, $0.001 par value, or common shares, of the registrant held by non-affiliates was approximately $129.4 million based on the $10.26 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2023. For purposes of this calculation, an aggregate of 2,132,938 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of February 15, 2024: 14,810,739.

References in this Annual Report on Form 10-K to the “Company”, “SEVN”, “we”, “us”, the “Trust” or “our” mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2023.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. These statements include words such as “believe”, “could”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “would”, “should”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: the disposition of our real estate owned; economic, market and industry conditions; demand for commercial real estate, or CRE, debt and opportunities that may exist for alternative lenders like us; the diversity of our loan investment portfolio; our future lending activity and opportunities; the ability of our borrowers to achieve their business plans; our leverage levels and possible future financings; our liquidity needs and sources; and the amount and timing of future distributions.
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
•Our ability to utilize our existing available repurchase and credit facilities to obtain additional capital to enable us to attain our target leverage, to make additional investments and to increase our potential returns, and the cost of that capital;
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
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
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
2023 FORM 10-K ANNUAL REPORT

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
As of December 31, 2023, we had a portfolio of 24 floating rate first mortgage loans with aggregate loan commitments of $670.3 million with a weighted average maximum maturity of 3.0 years, weighted average coupon rate of 9.19% and 9.64% all in yield.
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
Our strategy to invest in floating rate first mortgage loans generally will result in an increase to our net income in periods of rising interest rates and a decrease to our net income in periods of declining interest rates. Decreases to our net income during periods of declining interest rates may be mitigated by active interest rate floors that are higher than the applicable benchmark index. As of December 31, 2023, 96.3% of our loan portfolio by principal outstanding had interest rate floors in place with a weighted average floor of 1.36%.

We generally seek to match the terms of our financing, including benchmark indices and duration, to the loans we originate and pledge as collateral. As of December 31, 2023, all amounts outstanding under our financing agreements pay interest at floating rates that are not subject to floors. We currently expect that our leverage, on a debt to equity basis, will generally be below a ratio of 3:1. As of December 31, 2023, our debt to equity ratio was 1.7:1.
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
As of December 31, 2023, we had a portfolio of 24 loans held for investment with a total commitment of $670.3 million, of which $40.4 million remained unfunded. The charts below detail the geographic region and property type of the properties securing the loans in our portfolio by amortized cost as of December 31, 2023:

For further information regarding our loans held for investment, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
We funded our loan originations to date using cash on hand and advancements under our debt facilities. For further information regarding our debt agreements, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of December 31, 2023, RMR Inc. had over $41 billion of real estate assets under management and the combined RMR managed companies had more than $5 billion of annual revenues, over 2,000 properties and over 20,000 employees. In addition, RMR, on behalf of its managed companies, manages significant capital expenditure budgets for building improvements and property redevelopment.
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

As of February 15, 2024, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Jennifer B. Clark, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president, chief financial officer and treasurer; and John G. Murray, executive vice president. Messrs. Portnoy and Jordan are our Managing Trustees. Our President and Chief Investment Officer, Thomas J. Lorenzini, and our Chief Financial Officer and Treasurer, Fernando Diaz, are officers and employees of Tremont and/or RMR.
For further information about these and other such relationships and related person transactions, see Item 1A, "Risk Factors—Risks Relating to Our Relationships with Tremont and RMR" and Notes 8 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Sustainability, Environmental and Climate Change Matters. We are managed by Tremont, a subsidiary of RMR. As such, many of the environmental, social and governance, or ESG, initiatives employed by RMR apply to us. RMR periodically publishes its Sustainability Report, which summarizes the ESG initiatives employed by RMR and its clients, including us. RMR’s Sustainability Report may be accessed on the RMR Inc. website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.
We are committed to responsibly managing risk and preserving capital. We consider the ESG characteristics of potential borrowers and collateral properties when evaluating investment opportunities, performing due diligence procedures and making capital allocation decisions. In addition to incorporating ESG diligence practices in our investment process, where available, we also share key ESG initiatives with Tremont and RMR, including corporate sustainability and environmental improvements at our office locations and diversity, equality and inclusion programs.
Investments in Human Capital. We have no employees. All services that would otherwise be provided to us by employees are provided or arranged by Tremont. As of December 31, 2023, RMR had over 1,100 employees, including Tremont’s employees, located at its headquarters and more than 35 offices throughout the United States.
Corporate Citizenship. We seek to be a responsible corporate citizen and to strengthen the communities in which we operate. Tremont regularly encourages its employees to engage in a variety of charitable and community programs, including participating in a company-wide service day and charitable gift giving matching program.
Diversity & Inclusion. We value a diversity of backgrounds, experience and perspectives. As of December 31, 2023, our Board was comprised of six Trustees, of which four were independent and one, or approximately 17%, was female. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status.
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
Our tax counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2020 through 2023 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our tax counsel’s opinions are conditioned upon the assumption that our leases, declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our tax counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our tax counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our tax counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.
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

•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain property that we dispose of as “foreclosure property,” as described in Section 856(e) of the IRC, we may thereby avoid both (a) the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction) and (b) the inclusion of any income from such property not qualifying for purposes of the REIT gross income tests discussed below, but in exchange for these benefits we will be subject to tax on the foreclosure property income at the highest regular corporate income tax rate.
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
•We acquired Tremont Mortgage Trust, or TRMT, by merger in 2021, or the Merger. If it is determined that TRMT failed to satisfy one or more of the REIT tests described below before its merger into us, the IRS might allow us, as TRMT’s successor, the same opportunity for relief as though we were the remediating REIT. In such case, TRMT would be deemed to have retained its qualification for taxation as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.
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
As discussed below, TRSs can perform services for our tenants, if any, without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly.
Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, the 100% excise tax also applies to the underpricing of services provided by a TRS to its affiliated REIT or the REIT’s tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.
As discussed above, we may utilize a TRS to own assets or conduct activities that would otherwise result in excess inclusion income for us and our shareholders or to perform services for our tenants, if any, without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test.

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

Foreclosure Property. From time to time, we have found and may in the future find it necessary to foreclose on loans that we originate or acquire. In such instances, we intend to do so in a manner that maintains our qualification for taxation as a REIT and, if possible, minimizes our liability for foreclosure property income taxes, all as described below. As a general matter, we will not be considered to have foreclosed on a property if we merely take control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor.
Following a foreclosure, we generate income that satisfies the 75% and 95% gross income tests to the extent existing tenants at the real property or new tenants that we place at the property pay us rents that satisfy the requirements for “rents from real property” as described below under “—Rents from Real Property.” Such qualifying rents are not subject to the foreclosure property income taxes described below. In order to qualify the rental payments that we receive as “rents from real property,” it is often useful or necessary in such circumstances to utilize our TRSs to provide services to our tenants at these properties or, in the case of lodging facilities or health care facilities, utilize our TRSs as our captive tenants and engage eligible independent contractors as managers for our TRSs. We have deployed and in the future expect to deploy one or more of these tax efficient solutions in respect of property that we acquire through foreclosure. While we cannot be sure, we believe that TRMT, through RMR, is positioned to leverage its established relationships with tenants and operators across a wide variety of real estate asset sectors, and in particular its established relationships with managers of lodging facilities and health care facilities, to facilitate our goals in this regard.
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

We have had and may in the future have the option to foreclose on mortgage loans when a borrower is in default. The foregoing rules related to foreclosure property, and our goal to foreclose in a tax efficient manner when possible, could affect our decision of whether and when to foreclose on a particular mortgage loan.
Rents from Real Property. Rents received by us qualify as “rents from real property” in satisfying the gross income requirements described above only if several conditions are met. If rent is partly attributable to personal property leased in connection with a lease of real property, the portion of the rent that is attributable to the personal property will not qualify as “rents from real property” unless it constitutes 15% or less of the total rent received under the lease. In addition, the amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales. Moreover, for rents received to qualify as “rents from real property,” we generally must not operate or manage the property or furnish or render services to the tenants of such property, other than through an “independent contractor” from which we derive no revenue or through a TRS. We are permitted, however, to perform services that are “usually or customarily rendered” in connection with the rental of space for occupancy only and which are not otherwise considered rendered to the occupant of the property. In addition, we may directly or indirectly provide noncustomary services to tenants of our properties without disqualifying all of the rent from the property if the payments for such services do not exceed 1% of the total gross income from the property.
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our tax counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we expect that any of our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.
Finally, with the exception of specified rental arrangements with our TRSs (including in respect of lodging facilities or health care facilities), rental income will qualify as “rents from real property” only to the extent that we do not directly or constructively hold a 10% or greater interest, as measured by vote or value, in the lessee’s equity.
We expect that all or substantially all the rents and related service charges that we have received or may in the future receive will be “rents from real property” and will to that extent be qualifying income for purposes of both the 75% and 95% gross income tests.
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
Pursuant to our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, our master repurchase agreement with Citibank, N.A., or Citibank, or our Citibank Master Repurchase Agreement and our master repurchase agreement with Wells Fargo, National Association, or Wells Fargo, or our Wells Fargo Master Repurchase Agreement, each as amended from time to time, or collectively, our Master Repurchase Agreements, we nominally sell assets to the counterparty and simultaneously agree to repurchase those assets. We believe that we are treated for U.S. federal income tax purposes as the owner of the assets that are subject to our Master Repurchase Agreements, notwithstanding that we have transferred record ownership of the subject assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we have not owned those assets during the term of the applicable repurchase agreement, which characterization could jeopardize our qualification for taxation as a REIT.
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
Our Acquisition of Tremont Mortgage Trust
In September 2021, we acquired TRMT in a transaction that was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the IRC. We believe that our acquisition of TRMT’s assets has not and will not materially impact our qualification for taxation as a REIT.
As the successor by merger to TRMT, we are generally liable for unpaid taxes, including penalties and interest (if any), of TRMT. If TRMT failed to qualify for taxation as a REIT for federal income tax purposes in any period prior to the consummation of the Merger, we could lose our qualification for taxation as a REIT should the disqualifying activities continue after the Merger. Even if we retain our qualification for taxation as a REIT, if TRMT did not qualify for taxation as a REIT for a taxable year before the Merger or for its taxable year that included the Merger and if no relief is available, then we would face the following tax consequences:
•as the successor by merger to TRMT, we would generally inherit any corporate income tax liabilities of TRMT, including penalties and interest;
•we would be subject to tax on the built-in gain on each asset of TRMT existing at the time we acquired TRMT if we were to dispose of such an asset during the five-year period following the date that we acquired TRMT; and

•we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by TRMT for taxable periods that it did not qualify for taxation as a REIT.
It is unclear whether the IRC provisions that are generally available to remediate REIT compliance failures will be available to us as a successor in respect of any determination that TRMT failed to qualify for taxation as a REIT. If there is an adjustment to TRMT’s real estate investment trust taxable income or dividends paid deductions, and to the extent that the IRC remedial provisions are available to us to address TRMT’s REIT qualification and taxation, we could elect to use the deficiency dividend procedure in respect of preserving TRMT’s REIT qualification. That deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.
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
Although the law is not entirely clear on the matter, it appears that amounts designated by us as undistributed capital gain in respect of our shares that are held by non-U.S. shareholders generally should be treated in the same manner as actual distributions by us of capital gain dividends. Under this approach, the non-U.S. shareholder would be able to offset as a credit against its resulting U.S. federal income tax liability its proportionate share of the tax paid by us on the undistributed capital gain treated as distributed to the non-U.S. shareholder, and receive from the IRS a refund to the extent its proportionate share of the tax paid by us were to exceed the non-U.S. shareholder’s actual U.S. federal income tax liability on such deemed distribution. If we were to designate any portion of our net capital gain as undistributed capital gain, a non-U.S. shareholder should consult their tax advisors regarding taxation of such undistributed capital gain.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our tax counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.”
Item 1A. Risk Factors
Summary of Risk Factors
The summary below provides an overview of many of the risks we face, and a more detailed discussion of risks is set forth in Part I, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.” Additional risks, beyond those summarized below or discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•we operate in a highly competitive market for investment opportunities, may not obtain sufficient additional capital, and may be adversely affected by Tremont's diligence processes, any defaults on our loan investments, the rate of prepayments on our loan investments, changes in interest rates or changes in credit spreads due to the size of our loan portfolio;
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
•we are subject to various risks related to our ownership of certain real property;
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
As a result of this competition, desirable loans and investments in our target investments may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time. We can provide no assurance that we will be able to identify and originate loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any current relationships with such parties will continue (whether on currently applicable terms or otherwise) or that we will be able to establish relationships with other such persons in the future if desired and on terms favorable to us.
Unfavorable market, economic, CRE and capital market conditions may have a material adverse effect on our investment returns, ability to grow our investment portfolio, results of operations, financial condition and ability to pay distributions to our shareholders.

Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the CRE industry and/or the local economies in the markets in which the properties relating to our investments are located. Unfavorable market, economic and CRE industry conditions may be due to, among other things, rising or sustained high interest rates and inflation, labor market challenges, supply chain disruptions, volatility in the capital markets, pandemics (such as the COVID-19 pandemic) or other public health safety concerns, geopolitical instability (such as the war in Ukraine), and other conditions beyond our control. Current and future economic conditions in the United States may affect the demand for real estate and real estate financing, real estate values, CRE transaction and leasing activity, rents, capital market stability and liquidity and capital costs. Current economic conditions, including high interest rates, inflation, reduced availability of financing or financing on favorable terms and increased CRE financing costs, have resulted in a reduction in CRE transaction volume and adversely impacted CRE lending, including alternative CRE lenders like us. If these conditions continue or worsen, or if other adverse market conditions arise, CRE transaction activity, capital market stability, financing availability and financing costs for CRE lending may be further negatively impacted. In addition, these conditions may result in a prolonged economic slowdown or recession, which may negatively impact our borrowers’ ability to pay their debt obligations owed to us. Further, these conditions may reduce the value of the properties relating to our investments, which may increase the likelihood that we incur losses if our borrowers default on our loans. If these risks are realized, they may have a material adverse effect on our investment returns, ability to grow our investment portfolio, results of operations, financial condition and ability to pay distributions to our shareholders.

Additionally, events leading to limited liquidity, defaults, non-performance or other adverse developments that affect one industry, such as the financial services industry, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems, may spread to other industries, and could negatively affect our business. For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation and the New York State Department of Financial Services closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver for SVB and Signature. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, there can be no assurances of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The current situation related to SVB, Signature and other regional banks could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could result in increased costs and require significant attention from Tremont.
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
As of December 31, 2023, our portfolio consisted of 24 first mortgage loans. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. As a result, the aggregate returns we realize may be adversely affected if any of our investments performs poorly, we need to write down the value of any of our investments or any of our investments is repaid prior to maturity and we are not able to timely redeploy the proceeds in a manner that provides us with comparable returns. The impact of these adverse effects on our aggregate returns may be greater than if our portfolio consisted of a larger number of loans because an impacted loan may comprise a larger proportion of our loan portfolio.
Additionally, our investments could be concentrated in relatively few loans and/or relatively few property types. If our portfolio of target investments is concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common shares and accordingly reduce our ability to pay dividends to our shareholders.
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

Prior to our making any investment, Tremont conducts diligence that it considers reasonable based upon the facts and circumstances of the investment. When conducting diligence on our behalf, Tremont may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the diligence process to varying degrees depending on the type of potential investment. Selecting and evaluating material due diligence matters is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by Tremont will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other commercial real estate debt investors or with market trends. Tremont’s diligence may also not reveal all of the risks associated with our investments. We evaluate our potential investments based upon criteria Tremont deems appropriate for the relevant investment. Our underwriting assumptions and loss estimates may not prove accurate, and actual results may vary from estimates. Moreover, investment analyses and decisions by Tremont may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to Tremont at the time of making an investment decision may be limited. Therefore, we cannot be sure that Tremont will have knowledge of all circumstances that may adversely affect such investment. If we underestimate the risks and potential losses associated with an investment we originate or acquire, we may experience losses from the investment.
We may be unable to obtain additional capital sufficient to enable us to grow our loan portfolio.

As of December 31, 2023, our primary sources of capital were the facilities governed by our Master Repurchase Agreements, including our master repurchase facility with Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, or the Citibank Master Repurchase Facility and our master repurchase facility with UBS, or the UBS Master Repurchase Facility; and our facility loan program with BMO, or the BMO Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities.
As of December 31, 2023, we had $304.3 million of available liquidity from cash and amounts available under our Secured Financing Facilities to fund future loan originations and advances. After we invest these sources, we may not be able to obtain additional capital to make investments that we determine are attractive. If so, this could limit our ability to grow our loan portfolio in the future, including by pursuing opportunities that may be available in our loan origination pipeline, and adversely affect our ability to make or sustain distributions to our shareholders. Our ability to further grow our loan portfolio over time will depend, to a significant degree, upon our ability to obtain additional capital. Our access to additional capital depends upon a number of factors, some of which we have little or no control over, including:
•general economic, market or industry conditions;

•the market’s view of the quality of our assets;

•the market’s perception of our growth potential;

•our current and potential future earnings and distributions to our shareholders; and

•the market value of our securities.

If regulatory capital requirements imposed on our lenders change, they may be required to limit, or increase the cost of, financing they provide to us. This could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. There can be no assurance that we will be able to obtain additional bank credit facilities or repurchase agreements on favorable terms, or at all.
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
•changes in laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•acts of God, earthquakes, hurricanes, health epidemics, pandemics and other public health safety events or concerns, such as the COVID-19 pandemic, and other natural disasters, or acts of war, sabotage, terrorism, social unrest or civil disturbances, in each case which may result in uninsured or underinsured losses.
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
•acts of God, earthquakes, hurricanes, pandemics or other public health safety events or concerns, such as the COVID-19 pandemic, and other natural disasters, climate change, or acts of war, sabotage, terrorism, social unrest and civil disturbances, in each case which may result in uninsured or underinsured losses;
•changes in government regulations, such as rent control; and
•changes in the availability of debt financing and/or mortgage funds, which may render the sale or refinancing of properties difficult or impracticable.
We cannot predict the degree to which economic conditions generally, and the conditions for CRE and CRE debt financing in particular, will improve or decline. Current economic conditions, including inflation, high interest rates, supply chain challenges, labor availability, geopolitical instability and economic downturn, have materially adversely impacted CRE transaction activity and valuations and have caused disruptions in the CRE lending market. If these conditions continue or worsen, or if further declines in the performance of the U.S. or global economies or in real estate debt markets are realized, we may experience a material adverse effect on us and our business, results of operations and financial condition.
We are subject to various risks related to the ownership of certain real property.
Real property we may own in the future but do not use in the ordinary course of our operations subjects us to risks particular to CRE property. We have in the past owned, and may own in the future, certain properties as a result of foreclosure of loans secured by such properties. Tenants of properties we may own may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase vacancy, place downward pressure on occupancy, rental rates and income and property valuation. All of these factors could have a material adverse effect on any income we could generate, or expenses we could incur, from the ownership of such properties. Moreover, our ability to sell CRE is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any material decrease in market prices may lead to CRE write-downs, with a corresponding expense in our statement of operations. Write-downs on CRE or an inability to sell CRE properties could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, the management and resolution of CRE increases our costs and requires significant commitments of time from our management and directors, which can be detrimental to the performance of their other responsibilities.

REIT distribution requirements may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations-REIT Qualification Requirements-Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts or make investments. We may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, high interest rates and other market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Changes in interest rates and credit spreads may significantly reduce our revenues or impede our growth.
Changes in interest rates may be sudden and may significantly reduce our revenues or impede our growth. In efforts to combat rising inflation, the Federal Open Market Committee of the U.S. Federal Reserve (the “FOMC”) has raised interest rates multiple times since March 2022 and may continue to raise interest rates in 2024. Changes in interest rates may materially and negatively affect us in several ways, including:
•Changes in interest rates and credit spreads will affect our net interest income from our investments, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing our investments;
•Changes in interest rates may affect our ability to make investments as well as borrower default rates. In a period of rising or sustained high interest rates, our interest income on our loan investments will increase; however, defaults on our loan investments may also increase. Our loan agreements typically require our borrowers to obtain interest rate caps to mitigate the risk of default caused by rising financing costs; however, there can be no assurance that these interest rate caps will prevent us from experiencing losses nor that such mechanisms will continue to be employed. Also, as interest rates increase, the cost of interest rate caps could also increase, which may limit borrowers’ ability to afford the loan or increase the risk of default. Additionally, rising or sustained high interest rates may reduce our ability to make investments, as fixed rate financing may be more attractive to potential borrowers or they may forgo or delay obtaining financing. Our operating results depend in large part on differences between the income from our investments, net of credit losses and financing costs. Even when our investments and borrowings are match funded, the income from our investments may respond more slowly to interest rate fluctuations than the cost of our borrowings;
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
We generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally losses of a catastrophic nature, such as those caused by hurricanes, flooding, climate change, volcanic eruptions and earthquakes, among other things, losses as a result of pandemics or disease outbreaks, or losses from terrorism, sabotage or acts of war, that may be uninsurable or not commercially insurable. We may not obtain, or require borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in zoning and building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds being inadequate to restore an affected property to its condition prior to a loss or to compensate for related losses. The insurance proceeds we receive as a result of losses to the properties that are collateral for our loan investments may not be adequate to restore our economic position after losses affecting our investments. Any uninsured or underinsured loss could result in the loss of cash flow from, and reduce the value of, our investments related to such properties and the ability of the borrowers under such investments to satisfy their obligations to us.
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
As of December 31, 2023, our debt under our Secured Financing Facilities represented 62.3% of our total assets. Subject to market conditions and availability, we expect to incur additional debt through our Secured Financing Facilities or other repurchase or credit facilities (including term loans and revolving facilities), public and private debt issuances or financing arrangements that we may enter into in the future. The amount of leverage we use will vary depending on our available investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and our estimate of the stability of our loan portfolio’s cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others. Leverage can enhance our potential returns but can also exacerbate our losses.

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
Matthew P. Jordan, our other Managing Trustee, is a director and the president and chief executive officer of Tremont and an officer of RMR Inc. and RMR. Thomas J. Lorenzini, our President and Chief Investment Officer, is an officer of RMR and an officer and employee of Tremont. Fernando Diaz, our Chief Financial Officer and Treasurer, is an officer and employee of RMR and an officer of Tremont. Messrs. Portnoy, Jordan, Lorenzini and Diaz have duties to RMR and to Tremont, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services.
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

In addition, we may in the future enter into additional transactions with Tremont, RMR, their affiliates or entities managed by them or their subsidiaries. In particular, we may provide financing to entities managed by Tremont, RMR or their subsidiaries, or co-invest with, purchase assets from, sell assets to or arrange financing from any such entities. In addition to his investments in RMR Inc. and RMR, Adam D. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2023, Mr. Portnoy beneficially owned, in aggregate, 13.5% of our outstanding common shares (including through Tremont and ABP Trust), 9.8% of Diversified Healthcare Trust’s outstanding common shares, 1.5% of Office Properties Income Trust’s outstanding common shares, 1.3% of Industrial Logistics Properties Trust’s outstanding common shares, and 1.1% of Service Properties Trust’s outstanding common shares. Our executive officers may also own equity investments in other companies to which Tremont, RMR or their subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market value of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Termination of our management agreement without a cause event will be difficult and costly. Our Independent Trustees will review Tremont’s performance and the management fees annually and, our management agreement may be terminated annually without a cause event upon the affirmative vote of at least two-thirds of our Independent Trustees based upon a determination that: (1) Tremont’s performance is unsatisfactory and materially detrimental to us; or (2) the base management fee and incentive fee, taken as a whole, payable to Tremont are not fair to us (in the case of (2), provided that Tremont will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). We will be required to provide Tremont with prior written notice of any such termination by not later than 180 days prior to the expiration of the term of the agreement.
Additionally, in the event our management agreement is terminated by us without a cause event or by Tremont for a material breach, we will be required to pay Tremont a termination fee equal to (i) three times the sum of (a) the average annual base management fee and (b) the average annual incentive fee, in each case paid or payable to Tremont during the twenty-four (24) month period immediately preceding the most recently completed calendar quarter prior to the date of termination, plus (ii) $1.6 million. Additionally, in connection with the Merger and the termination of TRMT’s management agreement with Tremont, we agreed that certain of the expenses Tremont had paid pursuant to such management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with Tremont. These provisions increase the cost to us of terminating our management agreement and adversely affect our ability to terminate Tremont or not renew our management agreement without a cause event. These terms of our management agreement may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.
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
Foreclosures may impact our ability to qualify as a REIT and minimize tax liabilities.
In 2023 we assumed legal title to a property through a deed in lieu of foreclosure and, in the future as and when necessary or desirable, we may acquire title to additional real property in full or partial settlement of loan obligations through foreclosure or by deed in lieu of foreclosure. When we acquire a property in this fashion, we consider the impact that taking ownership of such property has on our ability to continue to qualify to be taxed as a REIT as well as any tax liabilities attributable to our operation of such property as a REIT. In some cases, operation of real property will not generate qualifying rents from real property for purposes of the REIT gross income tests absent special structuring (e.g., gross income from operation of a hotel). In appropriate cases, however, we may be eligible to make an election with the IRS to treat property that we take possession of in a foreclosure (or deed in lieu of foreclosure) as “foreclosure property.” If, and for so long as, such property qualifies as “foreclosure property” within the meaning of the REIT rules, gross income from such property (even if not normally qualifying REIT gross income) is nevertheless treated as qualifying for purposes of both REIT gross income tests and, in addition, gain from the sale of such property will not be subject to the 100% prohibited transaction tax for dealer sales. Whereas our net income is generally free of corporate-level income tax because we operate as a REIT, our net income with respect to a property for which we have made a foreclosure property election that would not otherwise be qualifying gross income for purposes of the REIT gross income tests will be subject to corporate income tax. In addition, the IRS might argue that a particular property did not qualify for a foreclosure property election or that its status as foreclosure property terminated prematurely, possibly causing us to fail one or both REIT gross income tests or causing any gain from sale of such property to be subject to the prohibited transaction tax.

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
As with other publicly traded equity securities and REIT securities, the market value of our common shares and other securities depends on various market conditions that are subject to change from time to time. We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the market price of the equity securities, relative to interest rates. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. In efforts to combat rising inflation, the FOMC raised interest rates multiple times since March 2022 and may continue to raise interest rates in 2024. In addition, the U.S. and global economies have continued to experience high inflation, constrained labor availability, supply chain challenges, global instability and economic downturn. These conditions have negatively impacted REIT share prices and, if they continue or worsen, may have further adverse impacts on the market value of our securities.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We rely on the information technology and systems maintained by our manager, Tremont, and RMR, and rely on Tremont and RMR to identify and manage material risks from cybersecurity threats. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. Our Audit Committee oversees cybersecurity matters, including the material risks related thereto, and regularly receives updates from RMR’s Chief Information Officer regarding the development and advancement of its cybersecurity strategy, as well as the related risks. In the event of a cybersecurity incident, RMR has a detailed incident response plan in place for contacting authorities and informing key stakeholders, including our management. We have not been materially affected and do not believe we are reasonably likely to be materially affected by any risks from cybersecurity threats, including as a result of previous incidents.
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
As of February 15, 2024, there were 77 shareholders of record of our common shares.
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended December 31, 2023.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2023	4,164	$10.75	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain of our current and former officers and current and former officers and employees of Tremont and/or RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except share data)
We are a Maryland REIT. Our business strategy is focused on originating and investing in floating rate first mortgage loans in the $15,000 to $75,000 range, secured by middle market and transitional CRE properties that have values up to $100,000. We define transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. Our mortgage loans are classified as loans held for investment in our consolidated balance sheets.
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
Market Conditions. During 2023, the CRE industry continued to experience extreme volatility. In response to inflationary pressures, the Federal Open Market Committee of the U.S. Federal Reserve, or the FOMC, increased the federal funds rate by 525 basis points over a 16-month period beginning in March 2022. The pace of the interest rate increases in 2022 and 2023 coupled with macroeconomic and geopolitical uncertainty negatively impacted CRE acquisition and financing transaction activity.
By the end of 2023, many CRE debt providers were less willing, or able, to extend credit to borrowers. Limited transaction activity due to interest rate volatility made it difficult for lenders to value and underwrite transactions. Companies that did extend credit did so at lower leverage levels, often at higher credit spreads, and with repeat or proven borrowers. Although concerns about capital adequacy and liquidity in the banking sector have waned following the failure of certain banks in March 2023, regional banks have generally not opted to increase CRE exposure. Banks that are actively lending are generally doing so to existing well capitalized clients. Securitized lenders were the most affected during last year’s interest rate volatility. Floating rate and fixed rate CMBS lenders continue to be negatively impacted by a volatile interest rate environment. Lower CRE CLO, and CMBS issuance in 2023 has created pent up demand for newly originated CRE loans in the secondary market heading into 2024.
In December 2023, the FOMC chose to maintain the federal funds target rate in the 5.25% to 5.50% range, citing a slowdown in economic activity and easing inflation. Treasuries also rallied in the fourth quarter and the yield on the 10-Year U.S. Treasury dropped by over 100bps. CRE investors seem cautiously optimistic that inflation has peaked, and that lower interest rate volatility will lead to more transaction volume in 2024. Despite the optimism, challenges persist for the CRE industry. Although the FOMC has paused rate increases, CRE investors and lenders may now need to adapt to a sustained higher interest rate environment. This could negatively impact property values and put further strain on borrowers needing to refinance their existing debt which was originated in a much lower interest rate environment. This could be particularly problematic in the office sector where values appear to have decreased more substantially than other property types in part due to lower utilization rates.
Despite current market conditions and headwinds experienced in the CRE lending market, we believe certain alternative lenders, like us, are uniquely positioned to face these challenges. Significant capital remains available for investment in CRE assets. While office remains out of favor for many lenders and borrowers, opportunities remain in favored property types, such as multifamily, industrial, grocery-anchored retail and hotels.
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

The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.10% to 5.20%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of December 31, 2023, SOFR was 5.35%, which exceed the floors established by all of our loans, and as a result none of our loan investments currently had active interest rate floors.
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
We believe that Adjusted Book Value per common share is a meaningful measure of our capital adequacy because it excludes the impact of certain non-cash estimates or adjustments, including the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger and our allowance for credit losses for our loan portfolio and unfunded loan commitments. Adjusted Book Value per common share does not represent book value per common share or alternative measures determined in accordance with GAAP. Our methodology for calculating Adjusted Book Value per common share may differ from the methodologies employed by other companies to calculate the same or similar supplemental capital adequacy measures; therefore, our Adjusted Book Value per common share may not be comparable to the adjusted book value per common share reported by other companies.

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
Adjusted Book Value per Common Share
The table below calculates our book value per common share:

	As of December 31,
	2023	2022
Shareholders' equity	$271,248	$271,579
Total outstanding common shares	14,811	14,709
Book value per common share	18.31	18.46
Unaccreted purchase discount per common share (1)	0.16	0.46
Allowance for credit losses per common share (2)	0.40	—
Adjusted Book Value per common share	$18.87	$18.92
(1)Excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of December 31, 2023 and 2022, the unaccreted purchase discount was $2,347 and $6,703, respectively.
(2)Excludes the impact of our allowance for credit losses. As of December 31, 2023, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $5,828. As of December 31, 2022, we did not have an allowance for credit losses. For further information on our adoption of ASU No. 2016-13, see Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Number of loans	24	27
Total loan commitments	$670,293	$727,562
Unfunded loan commitments (1)	$40,401	$49,007
Principal balance	$629,892	$678,555
Carrying value	$622,086	$669,929
Weighted average coupon rate	9.19%	8.07%
Weighted average all in yield (2)	9.64%	8.57%
Weighted average floor	1.36%	0.62%
Weighted average maximum maturity (years) (3)	3.0	3.3
Weighted average risk rating	3.0	2.9
Weighted average LTV (4)	68%	68%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of December 31, 2023:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield(1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$46,083	S + 4.00%	S + 4.64%	01/28/2026	63%	3
2	Dallas, TX	Office	08/25/2021	50,000	43,510	S + 3.25%	S + 3.61%	08/25/2026	72%	4
3	Passaic, NJ	Industrial	09/08/2022	47,000	38,985	S + 3.85%	S + 4.22%	09/08/2027	69%	3
4	Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.25%	03/29/2027	62%	2
5	Auburn, AL	Multifamily	05/11/2023	37,500	37,500	S + 3.25%	S + 3.96%	11/11/2026	67%	2
6	Starkville, MS	Multifamily	03/22/2022	37,250	36,919	S + 4.00%	S + 4.32%	03/22/2027	70%	3
7	Farmington Hills, MI	Multifamily	05/24/2022	31,520	29,121	S + 3.15%	S + 3.50%	05/24/2027	75%	3
8	Downers Grove, IL	Office	09/25/2020	30,000	29,500	S + 4.25%	S + 4.63%	11/25/2024	67%	3
9	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.47%	11/29/2028	55%	3
10	Las Vegas, NV	Multifamily	06/10/2022	28,950	25,185	S + 3.30%	S + 4.03%	06/10/2027	60%	3
11	Fountain Inn, SC	Industrial	07/13/2023	27,500	24,300	S + 4.25%	S + 4.78%	07/13/2026	76%	3
12	Plano, TX	Office	07/01/2021	27,385	26,463	S + 4.75%	S + 5.16%	07/01/2026	78%	3
13	Fayetteville, GA	Industrial	10/06/2023	25,250	25,250	S + 3.35%	S + 3.65%	10/06/2028	55%	3
14	Carlsbad, CA	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.58%	10/27/2026	78%	4
15	Fontana, CA	Industrial	11/18/2022	24,355	22,000	S + 3.75%	S + 4.28%	11/18/2026	72%	3
16	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.57%	12/09/2026	72%	3
17	Bellevue, WA	Office	11/05/2021	21,000	20,000	S + 3.85%	S + 4.19%	11/05/2026	68%	4
18	Portland, OR	Multifamily	07/09/2021	19,688	19,688	S + 3.57%	S + 3.97%	07/09/2026	75%	3
19	Scottsdale, AZ	Hotel	09/27/2023	17,250	17,250	S + 4.25%	S + 4.56%	09/27/2028	57%	3
20	Delray Beach, FL	Retail	03/18/2022	16,700	15,602	S + 4.25%	S + 4.95%	03/18/2026	56%	3
21	Sandy Springs, GA	Retail	09/23/2021	16,488	15,287	S + 3.75%	S + 4.10%	09/23/2026	72%	3
22	Westminster, CO	Office	05/25/2021	15,750	15,750	S + 3.75%	S + 4.30%	05/25/2026	66%	2
23	Portland, OR	Multifamily	07/30/2021	13,400	13,400	S + 3.57%	S + 3.98%	07/30/2026	71%	3
24	Allentown, PA	Industrial	01/24/2020	8,952	8,952	S + 3.50%	S + 3.93%	01/24/2025	67%	3
	Total/weighted average			$670,293	$629,892	S + 3.78%	S + 4.23%		68%	3.0
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

As of December 31, 2023, we had $670,293 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 24 first mortgage loans. As of December 31, 2023, we had three loans representing approximately 14% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
The borrower of our loan secured by an office property located in Yardley, PA did not pay its debt service obligations due in May 2023, resulting in an event of default. In June 2023, we assumed legal title to the property through a deed in lieu of foreclosure. For further information regarding real estate owned, see Note 4 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
As of December 31, 2023 and February 15, 2024, all of our borrowers with outstanding loans had paid their debt service obligations owed and due to us.

We did not have any outstanding past due loans or nonaccrual loans as of December 31, 2023. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, rising or sustained high interest rates, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. Therefore, certain of our borrowers’ business plans will likely take longer to execute than initially expected, and as a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. Some of the factors that have impacted us and could continue to impact us are outlined in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K. For further information regarding our loan portfolio and risk rating policy, see Notes 2 and 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Financing Activities
Our secured financing agreements at December 31, 2023 consisted of agreements that govern our Wells Fargo Master Repurchase Facility, our Citibank Master Repurchase Facility, our BMO Facility and our UBS Master Repurchase Facility.
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
For further information regarding our Secured Financing Facilities, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
The table below is an overview of our Secured Financing Facilities as of December 31, 2023:

Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	03/15/2025	$91,115	$123,885	$215,000	$142,465
UBS Master Repurchase Facility	02/18/2025	181,381	23,619	205,000	241,887
BMO Facility	Various	87,767	62,233	150,000	118,471
Wells Fargo Master Repurchase Facility	03/11/2025	95,551	29,449	125,000	127,069
Total		$455,814	$239,186	$695,000	$629,892
The table below details our Secured Financing Facilities activities during the year ended December 31, 2023:

Carrying Value
Balance at December 31, 2022	$471,521
Borrowings	123,208
Repayments	(141,009)
Deferred fees	(703)
Amortization of deferred fees	1,405
Balance at December 31, 2023	$454,422
As of December 31, 2023, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 7.53% per annum, excluding associated fees and expenses. As of December 31, 2023 and February 15, 2024, we had a $455,814 and $439,284, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of December 31, 2023, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$66,337	$45,303	$21,034	46.4%
Purchase discount accretion	4,128	10,689	(6,561)	(61.4)%
Less: interest and related expenses	(33,518)	(17,630)	(15,888)	90.1%
Income from loan investments, net	36,947	38,362	(1,415)	(3.7)%
Revenue from real estate owned	1,288	—	1,288	n/m
Total revenue	38,235	38,362	(127)	(0.3)%
OTHER EXPENSES:
Base management fees	4,303	4,260	43	1.0%
Incentive fees	968	—	968	n/m
General and administrative expenses	3,947	3,837	110	2.9%
Reimbursement of shared services expenses	2,596	2,475	121	4.9%
Reversal of credit losses	(799)	—	(799)	n/m
Expenses from real estate owned	1,293	—	1,293	n/m
Other transaction related costs	—	37	(37)	(100.0%)
Total other expenses	12,308	10,609	1,699	16.0%
Income before income taxes	25,927	27,753	(1,826)	(6.6%)
Income tax benefit (expense)	38	(113)	151	(133.6%)
Net income	$25,965	$27,640	$(1,675)	(6.1%)

Weighted average common shares outstanding - basic and diluted	14,625	14,540	85	0.6%

Net income per common share - basic and diluted	$1.76	$1.89	$(0.13)	(6.9%)
n/m - not meaningful
Interest and related income. The increase in interest and related income was primarily the result of higher benchmark interest rates during the year ended December 31, 2023. The weighted average benchmark rate was 5.41% as of December 31, 2023 as compared to 4.29% as of December 31, 2022.
Purchase discount accretion. The decrease in purchase discount accretion was primarily the result of less amounts outstanding on loans acquired in the Merger during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Interest and related expenses. The increase in interest and related expenses was primarily the result of higher benchmark interest rates during the year ended December 31, 2023. The weighted average benchmark rate was 5.36% as of December 31, 2023 as compared to 4.33% as of December 31, 2022.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The increase in management incentive fees was due to higher "core earnings," as defined in our management agreement, during the year ended December 31, 2023.
General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based compensation during the year ended December 31, 2023.

Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR.
Reversal of credit losses. The reversal of credit losses represents the decrease in the allowance for credit losses on our loan portfolio and unfunded commitments as compared to our initial allowance upon adoption of ASU 2016-02 on January 1, 2023. The decrease in the allowance for credit losses during the year ended December 31, 2023 was primarily attributable to a recovery in our previously recorded allowance for credit losses for our loan secured by an office property in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023, partially offset by unfavorable changes in the current macroeconomic outlook, most notably in CRE pricing forecasts.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Other transaction related costs. Other transaction related costs for the year ended December 31, 2022 include expenses related to the Merger.
Income tax benefit (expense). Income tax benefit for the year ended December 31, 2023 is a result of income taxes refunded or refundable to us in certain jurisdictions where we are subject to state income taxes.
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

	Year Ended December 31,
	2023	2022
Net income	$25,965	$27,640
Non-cash equity compensation expense	1,121	1,018
Non-cash accretion of purchase discount	(4,128)	(10,689)
Reversal of credit losses	(799)	—
Depreciation and amortization of real estate owned	594	—
Exit fees collected on loans acquired in Merger (1)	148	104
Distributable Earnings	22,901	18,073
Other transaction related costs (2)	—	37
Adjusted Distributable Earnings	$22,901	$18,110

Weighted average common shares outstanding - basic and diluted	14,625	14,540

Net income per common share - basic and diluted	$1.76	$1.89
Distributable Earnings per common share - basic and diluted	$1.57	$1.24
Adjusted Distributable Earnings per common share - basic and diluted	$1.57	$1.25
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

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations, any unused borrowing capacity, including under our Secured Financing Facilities or other repurchase agreements or financing arrangements we may obtain, which may also include bank loans or public or private issuances of debt or equity securities and proceeds from any sale of real estate owned. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future. For further information regarding the risks associated with our loan portfolio, see Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 and Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
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
For further information regarding our Secured Financing Facilities, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and "—Overview-Financing Activities" above.
The following is a summary of our sources and uses of cash flows for the period presented:

	Year Ended December 31,
	2023	2022
Cash and cash equivalents at beginning of period	$71,067	$26,295
Net cash provided by (used in):
Operating activities	20,270	12,751
Investing activities	35,844	(84,067)
Financing activities	(39,326)	116,088
Cash and cash equivalents at end of period	$87,855	$71,067

The increase in cash provided by operating activities for 2023 compared to 2022 was primarily the result of higher benchmark interest rates during 2023 and our origination activities in 2022 and 2023. The increase in cash provided by investing activities is primarily due to lower origination activity and higher loan repayments in 2023. The change from cash provided by financing activities to cash used in financing activities is primarily due to decreased proceeds received from our Secured Financing Facilities and an increase in distributions to our common shareholders in 2023, partially offset by decreased repayments on our Secured Financing Facilities in 2023.
Distributions
During the year ended December 31, 2023, we declared and paid distributions totaling $20,639, or $1.40 per common share, using cash on hand.
On January 11, 2024, we declared a regular quarterly distribution of $0.35 per common share, or $5,184, to shareholders of record on January 22, 2024, and we paid this distribution on February 15, 2024 using cash on hand.
For further information regarding distributions, see Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2023 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unfunded loan commitments (1)	$40,401	$22,389	$18,012	$—	$—
Principal payments on Secured Financing Facilities (2)	455,814	223,746	232,068	—	—
Interest payments on Secured Financing Facilities (3)	33,704	28,725	4,979	—	—
Lease related costs (4)	361	361	—	—	—
	$530,280	$275,221	$255,059	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of December 31, 2023 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to the Yardley, PA property.
Debt Covenants
Our principal debt obligations as of December 31, 2023 were the outstanding balances under our Secured Financing Facilities. Our Master Repurchase Agreements provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of December 31, 2023, we had a $368,047 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of December 31, 2023, we had a $87,767 aggregate outstanding principal balance under the BMO Facility.
As of December 31, 2023, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and our other filings with the SEC, which are incorporated herein by reference, including our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, or our 2024 Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2023. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
Critical Accounting Estimates
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
For loans purchased at a discount, GAAP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. GAAP also requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected from such loans generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recorded through our provision for credit losses.
Loans Held For Investment. Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of unamortized loan origination fees, accreted exit fees, unamortized premiums and unaccreted discounts, as applicable, that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are deemed to be collateral dependent. Loans that we have a plan to sell or liquidate are held at the lower of cost or fair value less cost to sell.
Allowance for Credit Losses. On January 1, 2023, we adopted Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the “incurred loss” model for recognizing credit losses with a forward-looking “expected loss” model that generally will result in the earlier recognition of credit losses. The measurement of current expected credit losses, or CECL, is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount. ASU No. 2016-13 is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures, such as unfunded loan commitments.
The allowance for credit losses required under ASU No. 2016-13 is a valuation account that is deducted from the related loans’ amortized cost basis in our consolidated balance sheets. Our loans typically include commitments to fund incremental proceeds to borrowers over the life of the loan; these future funding commitments are also subject to the CECL model. The allowance for credit losses related to unfunded loan commitments is included in accounts payable, accrued liabilities and other liabilities in our consolidated balance sheets.
Given the lack of historical loss data related to our loan portfolio, we estimate our expected losses using an analytical model that considers the likelihood of default and loss given default for each individual loan. This analytical model incorporates data from a third party database with historical loan loss information for commercial mortgage-backed securities, or CMBS, and commercial real estate, or CRE, loans since 1998. We estimate the allowance for credit losses for our loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to the model include certain loan specific data, such as loan to value, or LTV, property type, geographic location, occupancy, vintage year, remaining loan term, net operating income, expected timing and amounts of future loan fundings, and macroeconomic forecast assumptions, including the performance of CRE assets, unemployment rates, interest rates and other factors. We utilize the model to estimate credit losses over a reasonable and supportable economic forecast period, followed by a straight-line reversion period to average historical losses. Average historical losses are established using a population of third party historical loss data that approximates our portfolio as of the measurement date. We evaluate the estimated allowance for each of our loans individually and we consider our internal loan risk rating as the primary credit quality indicator underlying our assessment.
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
Significant judgements are required in our estimation of our allowance for credit losses, including but not limited to the amount and timing of future fundings, repayments and macroeconomic forecast assumptions. Therefore, actual results over time could differ materially from our estimates.
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. Factors considered in these evaluations include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current LTV, debt yield, collateral performance, structure, exit plan and sponsorship. We apply the different factors on a case-by-case basis depending on the facts and circumstances for each loan, and the different factors may be given different weightings in different situations. Loans are rated “1” (less risk) through “5” (greater risk) as defined below:
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
“5” loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds in lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and/or the property having a very high LTV.
Real estate owned
Upon acquisition, real estate owned is recognized at the lesser of the fair value of the property and the amortized cost of the loan secured by the property at the time of acquisition. We allocate the purchase price to land, building and improvements and intangibles based on determinations of the relative fair values of these assets assuming the properties are vacant. The fair value of the property and the allocation of the purchase price are based on our estimates, which are informed by standard industry valuation methods, including discounted cash flow analyses and sales comparisons.
We regularly evaluate real estate owned for indicators of impairment. Impairment indicators may include declining tenant occupancy, lack of progress leasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
These accounting policies involve significant judgments made based upon our experience and the experience of our management and our Board of Trustees, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions and other factors may cause occupancy declines in the future. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could decrease the carrying values of our assets.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
The information required by this Item is included in Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Investment Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Managing Trustees, our President and Chief Investment Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective.
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
The remainder of the information required by Item 10 will be included in our 2024 Proxy Statement, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of Tremont and of RMR under our Amended and Restated 2021 Equity Compensation Plan, or the 2021 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2021 Plan. The terms of awards made under the 2021 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The table below is as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2021 Plan	None	None	148,829 (1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	148,829 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2021 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2021 Plan.
Payments by us to RMR and RMR employees are described in Notes 7 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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

(b) Exhibits

Exhibit Number	Description
3.1	Declaration of Trust of the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
3.2	Amended and Restated Bylaws of the Company, as of September 14, 2023. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on September 15, 2023.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)
4.2	Description of Securities. (Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.4	Form of Share Award Agreement.(+) (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)
10.5	Form of Indemnification Agreement.(+) (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)
10.6	Summary of Trustee Compensation.(+) (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on May 27, 2022.)
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

10.18
Property Management Agreement, dated as of July 8, 2023, between The RMR Group LLC and Floral Vale LLC, a subsidiary of the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
97.1	Seven Hills Realty Trust Clawback Policy. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)
(+) Contract with management or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Seven Hills Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seven Hills Realty Trust and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Purchase Price Allocation for the Acquisition of Real Estate Owned – Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure in June 2023. The Company concluded that this was an asset acquisition, and the fair value was allocated to the assets acquired and liabilities assumed based on their relative fair values on acquisition date. The fair value of the property was determined based on unobservable inputs and industry valuation methods including discounted cash flows, discount rates, capitalization rates, and sales comparables.
We identified the allocation of purchase price as a critical audit matter because of the significant estimates management makes to determine the fair value of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the purchase price allocation for the real estate owned included the following, among others:
•We tested the design and implementation of controls over management’s evaluation of the purchase price allocation, including the assumptions used to value the acquired assets and liabilities assumed.
•We held discussions with the Company’s management and evaluated Company-prepared analyses to assess the reasonableness of the accounting treatment as an asset acquisition as opposed to a business combination.
•We obtained and evaluated the third-party purchase price allocation report along with relevant supporting documentation to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company’s management, as well as assess the completeness of the assets acquired and the liabilities assumed as part of the acquisition.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, significant assumptions used, including comparing the key inputs used in the projections to external market sources, and the mathematical accuracy of the valuation model.
•We tested the reasonableness of management’s assumptions through independent analysis and comparison to external sources.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 20, 2024

We have served as the Company's auditor since 2021.

SEVEN HILLS REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$87,855	$71,067
Loans held for investment	626,462	669,929
Allowance for credit losses	(4,376)	—
Loans held for investment, net	622,086	669,929
Real estate owned, net	11,278	—
Acquired real estate leases, net	4,137	—
Accrued interest receivable	3,632	3,354
Prepaid expenses and other assets, net	2,537	2,497
Total assets	$731,525	$746,847

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$3,808	$1,903
Secured financing facilities, net	454,422	471,521
Due to related persons	2,047	1,844
Total liabilities	460,277	475,268

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,811,410 and 14,709,165 shares issued and outstanding, respectively	15	15
Additional paid in capital	239,443	238,505
Cumulative net income	71,660	52,290
Cumulative distributions	(39,870)	(19,231)
Total shareholders' equity	271,248	271,579
Total liabilities and shareholders' equity	$731,525	$746,847

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022
INCOME FROM INVESTMENTS:
Interest and related income	$66,337	$45,303
Purchase discount accretion	4,128	10,689
Less: interest and related expenses	(33,518)	(17,630)
Income from loan investments, net	36,947	38,362
Revenue from real estate owned	1,288	—
Total revenue	38,235	38,362
OTHER EXPENSES:
Base management fees	4,303	4,260
Incentive fees	968	—
General and administrative expenses	3,947	3,837
Reimbursement of shared services expenses	2,596	2,475
Reversal of credit losses	(799)	—
Expenses from real estate owned	1,293	—
Other transaction related costs	—	37
Total other expenses	12,308	10,609
Income before income taxes	25,927	27,753
Income tax benefit (expense)	38	(113)
Net income	$25,965	$27,640

Weighted average common shares outstanding - basic and diluted	14,625	14,540

Net income per common share - basic and diluted	$1.76	$1.89

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Number of Common Shares	Common Shares	Additional Paid in Capital	Cumulative Net Income	Cumulative Distributions	Total
Balance at December 31, 2021	14,597	$15	$237,624	$24,650	$(4,595)	$257,694
Share grants	127	—	1,019	—	—	1,019
Share repurchases	(14)	—	(137)	—	—	(137)
Share forfeitures	(1)	—	(1)	—	—	(1)
Net income	—	—	—	27,640	—	27,640
Distributions	—	—	—	—	(14,636)	(14,636)
Balance at December 31, 2022	14,709	15	238,505	52,290	(19,231)	271,579
Cumulative-effect adjustment upon adoption of ASU No. 2016-13 (Note 2)	—	—	—	(6,595)	—	(6,595)
Share grants	122	—	1,124	—	—	1,124
Share repurchases	(17)	—	(183)	—	—	(183)
Share forfeitures	(3)	—	(3)	—	—	(3)
Net income	—	—	—	25,965	—	25,965
Distributions	—	—	—	—	(20,639)	(20,639)
Balance at December 31, 2023	14,811	$15	$239,443	$71,660	$(39,870)	$271,248

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,965	$27,640
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(4,128)	(10,689)
Reversal of credit losses	(799)	—
Amortization of loan origination and exit fees	(3,333)	(3,780)
Amortization of deferred financing costs	1,405	1,033
Straight line rental income	(647)	—
Depreciation and amortization	604	—
Share based compensation	1,121	1,018
Changes in operating assets and liabilities:
Accrued interest receivable	(498)	(1,921)
Prepaid expenses and other assets	630	(1,625)
Accounts payable, accrued liabilities and other liabilities	(253)	342
Due to related persons	203	733
Net cash provided by operating activities	20,270	12,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(131,679)	(200,938)
Additional funding of loans held for investment	(5,416)	(16,697)
Repayment of loans held for investment	172,283	133,568
Cash assumed from transfer of loans held for investment to real estate owned	1,742	—
Real estate owned improvements	(1,086)	—
Net cash provided by (used in) investing activities	35,844	(84,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	123,208	284,867
Repayments under secured financing facilities	(141,009)	(152,121)
Payments of deferred financing costs	(703)	(1,885)
Repurchase of common shares	(183)	(137)
Distributions	(20,639)	(14,636)
Net cash (used in) provided by financing activities	(39,326)	116,088

Increase in cash and cash equivalents	16,788	44,772
Cash and cash equivalents at beginning of period	71,067	26,295
Cash and cash equivalents at end of period	$87,855	$71,067

SUPPLEMENTAL DISCLOSURES:
Interest paid	$32,079	$15,710
Income taxes paid	$135	$134

NON-CASH INVESTING ACTIVITIES
Transfer of loans held for investment to real estate owned	$14,800	$—
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include our allowance for credit losses and the fair value of financial instruments.
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
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Secured Financing Agreements. Loans financed through our Secured Financing Agreements (as defined in Note 5) are treated as collateralized financing transactions, unless they meet sales treatment under GAAP. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through our Secured Financing Agreements remain on our consolidated balance sheets as assets and cash received from the purchasers is recorded on our consolidated balance sheets as liabilities. Interest paid in accordance with our Secured Financing Agreements is recorded as interest expense.
Loans Held for Investment. Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of unamortized loan origination fees, accreted exit fees, unamortized premiums and unaccreted discounts, as applicable, that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are determined to be collateral dependent. Loans that we have a plan to sell or liquidate are held at the lower of cost or fair value less cost to sell.
Allowance for Credit Losses. On January 1, 2023, we adopted Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the “incurred loss” model for recognizing credit losses with a forward-looking “expected loss” model that generally will result in the earlier recognition of credit losses. The measurement of current expected credit losses, or CECL, is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount. ASU No. 2016-13 is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures, such as unfunded loan commitments.
The allowance for credit losses required under ASU No. 2016-13 is a valuation account that is deducted from the related loans’ amortized cost basis in our consolidated balance sheets. Our loans typically include commitments to fund incremental proceeds to borrowers over the life of the loan; these future funding commitments are also subject to the CECL model. The allowance for credit losses related to unfunded loan commitments is included in accounts payable, accrued liabilities and other liabilities in our consolidated balance sheets.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Given the lack of historical loss data related to our loan portfolio, we estimate our expected losses using an analytical model that considers the likelihood of default and loss given default for each individual loan. This analytical model incorporates data from a third party database with historical loan loss information for commercial mortgage-backed securities, or CMBS, and commercial real estate, or CRE, loans since 1998. We estimate the allowance for credit losses for our loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to the model include certain loan specific data, such as loan to value, or LTV, property type, geographic location, occupancy, vintage year, remaining loan term, net operating income, expected timing and amounts of future loan fundings, and macroeconomic forecast assumptions, including the performance of CRE assets, unemployment rates, interest rates and other factors. We utilize the model to estimate credit losses over a reasonable and supportable economic forecast period, followed by a straight-line reversion period to average historical losses. Average historical losses are established using a population of third party historical loss data that approximates our portfolio as of the measurement date. We evaluate the estimated allowance for each of our loans individually and we consider our internal loan risk rating as the primary credit quality indicator underlying our assessment.
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
Upon adoption of ASU No. 2016-13 using the modified retrospective transition method and, based on our loan portfolio, the then current economic environment and expectations for future conditions, we recorded a cumulative-effect adjustment reducing our cumulative net income in our consolidated balance sheets by $6,595, establishing an allowance for credit losses of $4,893 with respect to our then outstanding loans held for investment and increasing accounts payable, accrued liabilities and other liabilities by $1,702 with respect to our then unfunded loan commitments. No reserve for loan losses or allowance for credit losses was recognized within our consolidated financial statements prior to our adoption of ASU No. 2016-13.
Concurrent with our adoption of ASU No. 2016-13, on January 1, 2023, we adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the guidance for and recognitions of troubled debt restructurings for all entities that adopted ASU No. 2016-13. Instead, an entity must determine whether a modification results in a new loan or continuation of an existing loan under Accounting Standards Codification, or ASC, 310, Receivables (Topic 310). If a borrower is experiencing financial difficulty, enhanced disclosures are required. ASU No. 2022-02 also requires disclosure of current period gross write offs by year of origination. The adoption of ASU No. 2022-02 using the prospective transition method did not have a material impact on our consolidated financial statements. See Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this 2023 Annual Report for further information regarding loan modifications.
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
“5” loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds in lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and/or the property having a very high LTV.
See Note 3 for further information regarding our allowance for credit losses and our loan portfolio’s assessment under our internal risk rating policy.
Real Estate Owned. Real estate owned is property acquired in full or partial settlement of loan obligations generally through foreclosure or by deed in lieu of foreclosure. Upon acquisition, we allocate the fair value of the real estate owned in accordance with ASC 805, Business Combinations.
Upon acquisition, real estate owned is recognized at the lesser of the fair value of the property and the amortized cost of the loan secured by the property at the time of acquisition. We allocate the purchase price to land, building and improvements, and intangibles based on determinations of the relative fair values of these assets assuming the properties are vacant. The fair value of the property is determined using Level III inputs and standard industry valuation methods, including discounted cash flow analyses that are based on a number of factors, including capitalization rates and discount rates, among others, and sales comparisons. If the amortized cost of the loan exceeds the fair value of the property the difference is recorded through the allowance for credit losses as a write off. Conversely, if the fair value of the property exceeds the amortized cost of the loan, the difference is recorded through the allowance for credit losses as a recovery, with any excess recorded as a gain. Any related shortfall or excess of previously established allowances for credit losses is recognized in the consolidated statements of operations as a provision for or reversal of credit losses, respectively.
Subsequent to acquisition, costs incurred related to improvements to the property are capitalized and depreciated over their estimated useful lives and costs related to the operation of the property are expensed as incurred. We recognize depreciation on a straight line basis over estimated useful lives generally ranging from 7 to 40 years. The following is a summary of real estate owned presented in our consolidated balance sheets:

December 31, 2023
Land	$2,880
Building and improvements	7,349
Tenant improvements	1,164
Total real estate owned	11,393
Less: accumulated depreciation	(115)
Real estate owned, net	$11,278
Depreciation expense related to real estate owned for the year ended December 31, 2023 was $136 and is included in expenses from real estate owned. We did not record depreciation expense related to real estate owned during the year ended December 31, 2022.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of acquisition. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. We amortize the value of acquired in place leases (included in acquired real estate leases, net in our consolidated balance sheets) over the terms of the associated leases. Such amortization, which is included in expenses from real estate owned in our consolidated income statements, amounted to $458 for the year ended December 31, 2023. We did not record any such amortization during the year ended December 31, 2022. As of December 31, 2023, our acquired real estate lease obligations were as follows:

December 31, 2023
Acquired real estate leases	$4,595
Less: accumulated amortization	(458)
Acquired real estate leases, net	$4,137
As of December 31, 2023, the weighted average amortization periods for acquired in place lease values was 7.4 years. Future amortization of acquired in place lease values is estimated to be $771 in 2024, $594 in 2025, $493 in 2026, $493 in 2027, $466 in 2028 and $1,320 thereafter.
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

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
If a loan's interest or principal payments are not paid when due and there is uncertainty that such payments will be collected, the loan may be categorized as non-accrual and no interest will be recorded until it is collected. When all overdue payments are collected and, in our judgment, a loan is likely to remain current, it may be re-categorized as accrual. We did not have any non-accrual loans as of December 31, 2023.
For loans purchased at a discount, GAAP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. GAAP also requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected from such loans generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recorded through our provision for credit losses.
Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term.
New Accounting Pronouncements. On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, or ASC 280, in interim periods; and iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our consolidated financial statements and disclosures.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 3. Loans Held for Investment, net
We originate first mortgage loans secured by middle market and transitional CRE, which are generally to be held as long term investments.
The table below provides overall statistics for our loan portfolio as of December 31, 2023 and December 31, 2022:

	As of December 31,
	2023	2022
Number of loans	24	27
Total loan commitments	$670,293	$727,562
Unfunded loan commitments (1)	$40,401	$49,007
Principal balance	$629,892	$678,555
Carrying value	$622,086	$669,929
Weighted average coupon rate	9.19%	8.07%
Weighted average all in yield (2)	9.64%	8.57%
Weighted average floor	1.36%	0.62%
Weighted average maximum maturity (years) (3)	3.0	3.3
Weighted average risk rating	3.0	2.9
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
The table below represents our loan activities during 2022 and 2023:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2021	$590,590	$(19,810)	$570,780
Additional funding	17,310	—	17,310
Originations	203,244	(2,306)	200,938
Repayments	(132,589)	(979)	(133,568)
Net amortization of deferred fees	—	3,780	3,780
Purchase discount accretion	—	10,689	10,689
Balance at December 31, 2022	678,555	(8,626)	669,929
Additional funding	5,650	(14)	5,636
Originations	133,300	(1,621)	131,679
Repayments	(171,748)	(535)	(172,283)
Transfer to real estate owned	(15,865)	(95)	(15,960)
Net amortization of deferred fees	—	3,333	3,333
Purchase discount accretion	—	4,128	4,128
Balance at December 31, 2023	$629,892	$(3,430)	$626,462

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2023 and December 31, 2022:

	As of December 31,
	2023			2022
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Multifamily	7	$207,734	33%	8	$197,229	29%
Office (1)	7	181,268	29%	11	252,796	38%
Industrial (1)	5	118,707	19%	4	110,656	17%
Retail	3	72,962	12%	4	109,248	16%
Hotel	2	45,791	7%	—	—	—%
	24	$626,462	100%	27	$669,929	100%
(1)    As of December 31, 2022, one loan investment secured by a mixed use property consisting of office space and an industrial warehouse in Aurora, IL was classified as office for the purpose of counting the number of loans in our portfolio because the majority of the square footage of the property consisted of office space. The amortized cost of this loan investment was reflected in office and industrial based on the fair value of the building at the time of origination relative to the total fair value of the property. During the year ended December 31, 2023, our loan investment in Aurora, IL was repaid.

	As of December 31,
	2023			2022
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	8	$222,477	36%	6	$166,616	25%
West	9	185,294	30%	8	146,837	22%
Midwest	4	128,876	20%	9	251,208	37%
East	3	89,815	14%	4	105,268	16%
	24	$626,462	100%	27	$669,929	100%
Credit Quality Information
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level.
As of December 31, 2023 and 2022, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

December 31, 2023
Risk Rating	Number of Loans	Percentage of Portfolio	2023	2022	2021	Prior	Total
1	—	—%	$—	$—	$—	$—	$—
2	3	15%	37,323	42,089	15,435	—	94,847
3	18	71%	94,881	167,491	144,456	38,548	445,376
4	3	14%	—	—	86,239	—	86,239
5	—	—%	—	—	—	—	—
	24	100%	$132,204	$209,580	$246,130	$38,548	$626,462

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
The table below present the change to the allowance for credit losses during the year ended December 31, 2023:

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU No. 2016-13	4,893	1,702	6,595
Reversal of credit losses	(549)	(250)	(799)
Write offs (1)	(708)	—	(708)
Recoveries	740	—	740
Balance at December 31, 2023	$4,376	$1,452	$5,828
(1)    Write offs for the year ended December 31, 2023 relate to our loan secured by an office property located in Yardley, PA that was originated in 2019. We assumed legal title to the property through a deed in lieu of foreclosure in June 2023. See Note 4 for further information.
We estimate credit losses over a reasonable and supportable forecast period of 12 months, followed by a straight-line reversion period of 12 months back to average historical losses. The decrease in the allowance for credit losses during the year ended December 31, 2023 compared to the January 1, 2023 cumulative-effect adjustment upon adoption of ASU No. 2016-13, is primarily attributable to a recovery in our previously recorded allowance for credit losses related to the loan transferred to real estate owned in June 2023, partially offset by unfavorable changes in CRE pricing forecasts.
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
There were no other modifications to our loan portfolio for borrowers experiencing financial difficulties during the year ended December 31, 2023.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
We have elected to exclude accrued interest receivable from amortized cost and not to measure an allowance for credit losses on accrued interest receivable. Accrued interest receivables are generally written off when payments are 120 days past due. Such amounts are reversed against interest income and no further interest will be recorded until it is collected. During the year ended December 31, 2023, we reversed $88 of accrued interest related to the loan transferred to real estate owned in June 2023.
We did not have any outstanding past due loans or nonaccrual loans as of December 31, 2023 or 2022. As of December 31, 2023 and February 15, 2024, our borrowers with outstanding loans had paid their debt service obligations owed and due to us.
Note 4. Real Estate Owned
In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. As of June 30, 2023, the property met the held for sale criteria required by ASC 360 and was classified as held for sale. The amortized cost basis of $15,960 of the related loan exceeded the fair value of the property, including cash assumed of $1,742 and net liabilities assumed of $550, less estimated costs to sell of $740, by $708. The previously established allowance for credit losses for the related loan was $1,335, resulting in a decrease to our provision for credit losses of $627 recorded in our consolidated statements of operations during the six months ended June 30, 2023. Upon assumption of legal title of the property, we also assumed $2,258 of outstanding commitments for lease related costs pursuant to previously executed tenant leases.
As of September 30, 2023, although there was not a change to the plan of sale, the property did not meet the held for sale criteria required by ASC 360 and was classified as held for investment. As a result, we recorded a reversal of credit losses of $740 for estimated costs to sell in our consolidated statements of operations during the three months ended September 30, 2023. We accounted for the acquisition as an asset acquisition and allocated the fair value of the assumed assets and liabilities on the acquisition date as follows:

Acquisition Date	Fair Value	Land	Buildings and Improvements	Acquired Real Estate Leases
June 2023	$14,800	$2,880	$7,325	$4,595
Other assets related to real estate owned of $1,352, including $647 of straight line rent receivables, are included in prepaid expenses and other assets, net, in our consolidated balance sheets at December 31, 2023. Accrued expenses and other liabilities related to real estate owned of $517 are included in accounts payable, accrued liabilities and other liabilities in our consolidated balance sheets at December 31, 2023. There were no other assets or accrued expenses and other liabilities related to real estate owned at December 31, 2022. We increased revenue from real estate owned to record revenue on a straight line basis by $647 for the year ended December 31, 2023. Expenses from real estate owned represents costs related to the acquisition of the property, costs to operate the property and depreciation and amortization expense.
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2034 as of December 31, 2023:

Year	Amount
2024	$1,743
2025	1,925
2026	1,824
2027	1,892
2028	1,868
Thereafter	5,957
Total	$15,209

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 5. Secured Financing Agreements
UBS Master Repurchase Facility
We are a party to a master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, for a facility, or our UBS Master Repurchase Facility, pursuant to which we may sell to UBS, and later repurchase, commercial mortgage loans, which are referred to as purchased assets. In July 2023, we amended and restated our master repurchase agreement with UBS, or the UBS Master Repurchase Agreement. The amended and restated UBS Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to February 18, 2025. In August 2023, we amended the related fee letter to increase the maximum amount of available advancements under the UBS Master Repurchase Facility to $205,000. Pursuant to the UBS Master Repurchase Agreement, we will pay UBS a non-refundable upfront fee that is equal to 0.50% of the applicable tranche amount on each Purchase Date (as each term is defined in the UBS Master Repurchase Agreement).
Under our UBS Master Repurchase Facility, the initial purchase price paid by UBS for each purchased asset is up to 75% of the lesser of the market value of the purchased asset and the unpaid principal balance of such purchased asset, subject to UBS’s approval. Upon the repurchase of a purchased asset, we are required to pay UBS the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of UBS relating to such purchased assets. The pricing rate (or interest rate) relating to a purchased asset was equal to the one month Secured Overnight Financing Rate, or SOFR plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. UBS has the discretion under our UBS Master Repurchase Agreement to make advancements at margins higher than 75%.
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
Citibank Master Repurchase Facility
We are a party to a master repurchase agreement with Citibank NA, or Citibank, or our Citibank Master Repurchase Agreement, for a facility, or our Citibank Master Repurchase Facility, pursuant to which we may sell to Citibank, and later repurchase, commercial mortgage loans, which are referred to as purchased assets. The maximum amount of available advancements under our Citibank Master Repurchase Facility is $215,000 and the stated maturity date is March 15, 2025, subject to earlier termination as provided for in the Citibank Master Repurchase Agreement. Pursuant to the Citibank Master Repurchase Agreement, we may sell to Citibank, and later repurchase, floating rate mortgage loans and other related assets.
Under our Citibank Master Repurchase Agreement, the initial purchase price paid by Citibank for each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank relating to such purchased asset. The price differential (or interest rate) relating to a purchased asset was equal to SOFR plus a premium of 200 to 250 basis points, determined by the yield of the purchased asset and the property type of the purchased asset’s real estate collateral. Citibank has the discretion under our Citibank Master Repurchase Agreement to make advancements at margins higher than 75% and at premiums of less than 200 basis points.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
In connection with our Citibank Master Repurchase Agreement, we entered into a guaranty, or the Citibank Guaranty, which requires us to guarantee 25% of our subsidiary's prompt and complete payment of the purchase price, purchase price differential and any costs and expenses of Citibank related to our Citibank Master Repurchase Agreement. The Citibank Guaranty also contains financial covenants, which require us to maintain a minimum tangible net worth, a minimum liquidity, a minimum interest coverage ratio and to satisfy a total indebtedness to tangible net worth ratio. These maintenance provisions provide Citibank with the right, in certain circumstances related to a credit event, as defined in our Citibank Master Repurchase Agreement, to re-determine the value of purchased assets. Where a decline in the value of such purchased assets has resulted in a margin deficit, Citibank may require us to eliminate any margin deficit through a combination of purchased asset repurchases and cash transfers to Citibank, subject to Citibank's approval.
BMO Facility
We are a party to a facility loan program agreement and the security agreement with BMO Harris Bank N.A., or BMO, or our BMO Loan Program Agreement, with BMO as administrative agent for the lenders. Amounts advanced under an uncommitted credit facility, up to the maximum principal amount of $150,000, or the BMO Facility, may be used to fund new mortgage loan originations and/or fund future funding obligations under existing and new mortgage loans pursuant to separate agreements, or the BMO Facility Loan Agreements. BMO Facility Loan Agreements issued under the BMO Facility are coterminous with the pledged mortgage loan investments, are not subject to margin calls and allow for up to an 80% advance rate, subject to certain loan to cost and LTV limits. Interest on advancements under the BMO Facility are calculated at SOFR plus a premium. BMO Facility Loan Agreements issued under our BMO Facility are secured by a security interest and collateral assignment of the underlying loans to our borrowers which are secured by real property owned by such borrowers.
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
Wells Fargo Master Repurchase Facility
We are a party to a master repurchase and securities agreement with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Agreement, for the Wells Fargo Master Repurchase Facility. The Wells Fargo Master Repurchase Facility provides up to $125,000 in advances, with an option to increase the maximum facility amount to $250,000, subject to certain terms and conditions. We may sell to Wells Fargo, and later repurchase, commercial mortgage loans, which are referred to as purchased assets. The expiration date of the Wells Fargo Master Repurchase Agreement is March 11, 2025, unless extended or earlier terminated in accordance with the terms of the Wells Fargo Master Repurchase Agreement.
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
As of December 31, 2023, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
The table below summarizes our Secured Financing Facilities as of December 31, 2023 and 2022:

	Debt Obligation
				Weighted Average		Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Principal Balance
December 31, 2023:
Citibank Master Repurchase Facility	$215,000	$91,115	$90,811	7.47%	0.7	$142,465
UBS Master Repurchase Facility	205,000	181,381	181,162	7.72%	0.8	241,887
BMO Facility	150,000	87,767	87,451	7.29%	1.3	118,471
Wells Fargo Master Repurchase Facility	125,000	95,551	94,998	7.44%	1.1	127,069
Total/weighted average	$695,000	$455,814	$454,422	7.53%	0.9	$629,892

December 31, 2022
Citibank Master Repurchase Facility	$215,000	$150,647	$150,360	6.34%	1.1	$205,234
UBS Master Repurchase Facility	192,000	144,437	143,887	6.48%	1.1	198,254
BMO Facility	150,000	111,105	110,473	6.22%	2.2	148,476
Wells Fargo Master Repurchase Facility	125,000	67,426	66,801	6.23%	2.1	89,008
Total/weighted average	$682,000	$473,615	$471,521	6.34%	1.5	$640,972
(1)The weighted average coupon rate is determined using SOFR plus a spread ranging from 1.83% to 2.90%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity of our Master Repurchase Facilities is determined using the earlier of the underlying loan investment maturity date and the respective repurchase agreement maturity date. As of December 31, 2023, our Citibank Master Repurchase Facility, UBS Master Repurchase Facility and Wells Fargo Master Repurchase Facility mature on March 15, 2025, February 18, 2025 and March 11, 2025, respectively. Our BMO Facility matures at various dates based on the respective underlying loans held for investment.
As of December 31, 2023, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Maturity Year	Principal Payments Due Upon Maturity
2024	$223,745
2025	232,069
2026 and thereafter	—
$455,814
Note 6. Fair Value Measurements
The carrying values of cash and cash equivalents and accounts payable approximate their fair values due to the short term nature of these financial instruments.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Secured Financing Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below provides information regarding our financial assets and liabilities not carried at fair value in our consolidated balance sheets:

	As of December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$622,086	$626,079	$669,929	$679,911
Financial liabilities
Secured Financing Facilities	$454,422	$454,620	$471,521	$471,362
There were no transfers of financial assets or liabilities within the fair value hierarchy during the years ended December 31, 2023 or 2022.
Note 7. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2021 Equity Compensation Plan, or the 2021 Plan. During the years ended December 31, 2023 and 2022, we awarded to our officers and certain other employees of Tremont and of RMR annual share awards of 80,000 and 85,000 of our common shares, respectively, valued at $876 and $859, in aggregate, respectively. In accordance with our Trustee compensation arrangements, during the years ended December 31, 2023 and 2022, we awarded each of our then Trustees 6,000 of our common shares valued at $387 and $448, respectively, as part of their annual compensation. The values of the share awards are based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares that we award to our Trustees as trustee compensation vest immediately. The common shares we award to our officers and certain other employees of Tremont and of RMR vest in five equal annual installments beginning on the date of award. We recognize any share forfeitures as they occur. We include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares granted, forfeited, vested and unvested under the terms of the 2021 Plan for the years ended December 31, 2023 and 2022 is as follows:

	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	129,680	$10.24	91,584	$10.39
Shares granted	122,000	$10.35	127,000	$10.29
Shares forfeited	(2,334)	$10.19	(1,016)	$10.39
Shares vested	(112,925)	$9.96	(87,888)	$10.45
Unvested shares, end of year	136,421	$10.57	129,680	$10.24
The 136,421 unvested shares as of December 31, 2023 are scheduled to vest as follows: 46,722 shares in 2024, 43,300 shares in 2025, 30,400 shares in 2026 and 15,999 shares in 2027.
As of December 31, 2023, the estimated future compensation expense for the unvested shares was $1,303. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2023 and 2022, we recorded $1,121 and $1,018, respectively, of compensation expense related to the 2021 Plan. At December 31, 2023, 148,829 of our common shares remained available for issuance under the 2021 Plan.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Common Share Purchases
During the years ended December 31, 2023 and 2022, we purchased 17,421 and 13,898 of our common shares, respectively, from certain of our current and former officers and current and former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased during the years ended December 31, 2023 and 2022 was $183 and $137, respectively.
Distributions
During the years ended December 31, 2023 and 2022, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

			Characterization of Distributions
Year	Annual Per Share Distribution	Total Distribution	Return of Capital	Ordinary Income	Qualified Dividend
2023	$1.40	$20,639	—%	100%	—%
2022	$1.00	$14,636	—%	100%	—%
On January 11, 2024, we declared a quarterly distribution of $0.35 per common share, or $5,184, to shareholders of record on January 22, 2024, and we paid this distribution on February 15, 2024 using cash on hand.
Note 8. Management Agreement with Tremont
We have no employees. The personnel and various services we require to operate our business are provided to us, pursuant to a management agreement with Tremont, which provides for the day to day management of our operations by Tremont, subject to the oversight and direction of our Board of Trustees.
Our management agreement with Tremont provides for an annual base management fee and an incentive fee, payable in cash, among other terms:
•Base Management Fee. We are required to pay Tremont the annual base management fee equal to 1.5% of our “Equity”, payable in cash quarterly (0.375% per quarter) in arrears. Under our management agreement, “Equity” means (a) the sum of (i) our net asset value as of January 5, 2021, plus (ii) the net proceeds received by us from any future sale or issuance of shares of beneficial interest, plus (iii) our cumulative “Core Earnings,” as defined below, for the period commencing on January 5, 2021 to the end of the applicable most recent completed calendar quarter, less (b) (i) any distributions previously paid to holders of our common shares, (ii) any incentive fee previously paid to Tremont and (iii) any amount that we may have paid to repurchase our common shares. All items in the foregoing sentence (other than clause (a)(iii)) are calculated on a daily weighted average basis. As a result of our merger with Tremont Mortgage Trust, or TRMT, in 2021, or the Merger, as of September 30, 2021, the net book value of TRMT was included as “Equity” under the management agreement.
•Incentive Fee. We are required to pay Tremont quarterly an incentive fee in arrears in cash equal to the difference between:
•The product of (i) 20% and (ii) the difference between (A) our Core Earnings for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) our Equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year, and
•The sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable).

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
No incentive fee shall be payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters, if applicable) in the aggregate is greater than zero. Pursuant to the terms of our management agreement, any management incentive fees are subject to Tremont earning those fees in accordance with the management agreement.
For purposes of the calculation of base management fees and incentive fees payable to Tremont under our management agreement, “Core Earnings” is defined as net income (or loss) attributable to our common shareholders, computed in accordance with GAAP, including realized losses not otherwise included in GAAP net income (loss), and excluding: (a) the incentive fees earned by Tremont, (b) depreciation and amortization of real estate owned and related intangible assets (if any); (c) non-cash equity compensation expense (if any); (d) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income or loss under GAAP); and (e) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussion between Tremont and our Independent Trustees and approved by a majority of our Independent Trustees. Core Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. Pursuant to the terms of our management agreement, the exclusion of depreciation and amortization from the calculation of Core Earnings shall only apply with respect to real property we own.
Our shares of beneficial interest that are entitled to a specific periodic distribution or have other debt characteristics will not be included in “Equity” for the purpose of calculating incentive fees payable to Tremont. Instead, the aggregate distribution amount that accrues to such shares during the calendar quarter of such calculation will be subtracted from Core Earnings for purposes of calculating incentive fees, unless such distribution is otherwise already excluded from Core Earnings. Equity and Core Earnings as defined in our management agreement are non-GAAP financial measures and may be different from our shareholders’ equity and our net income calculated according to GAAP.
Term. The initial term of our management agreement ended on December 31, 2023, and the agreement automatically renewed for a successive one year term on January 1, 2024, and will renew for successive one year terms each January 1 thereafter, unless it is sooner terminated as detailed below.
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
Termination Fee. In the event our management agreement is terminated by us without a cause event or by Tremont for a material breach, we will be required to pay Tremont a termination fee equal to: (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to Tremont during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination plus (b) $1,600. No termination fee will be payable if our management agreement is terminated by us for a cause event or by Tremont without our material breach. In addition, as described above, in connection with the Merger and the termination of TRMT’s management agreement with Tremont, the initial organizational costs related to TRMT’s formation and the costs of its initial public offering and the concurrent private placement that Tremont had paid pursuant to that management agreement of $6,680 will be included in the “Termination Fee” under and as defined in our management agreement with Tremont.

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
Our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the board and as a managing trustee of those companies and other officers of RMR, including Mr. Jordan and certain of our other officers and officers of Tremont, serve as managing trustees or officers of certain of these companies.
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. On May 11, 2022, Tremont purchased 882,407 of our common shares from Diane Portnoy, the mother of Adam D. Portnoy. Tremont paid an aggregate purchase price of $9,469 for these shares. As of December 31, 2023, Tremont owned 1,708,058 of our common shares, or approximately 11.5% of our outstanding common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.5% of our outstanding common shares.
RMR Inc. and RMR. RMR provides certain shared services to Tremont which are applicable to us, and we reimburse Tremont or pay RMR for the amounts Tremont or RMR pays for those services. See Note 8 for further information regarding this shared services arrangement.
Share Awards to our Officers and Employees of Tremont and RMR. As described further in Note 7, we award shares to our officers and other employees of Tremont and/or RMR annually. Generally, one fifth of these awards vests on the award date and one fifth vests on each of the next four anniversaries of the award dates. These awards to employees of Tremont and RMR are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to Tremont. We purchased common shares awarded to certain of our officers and employees of Tremont and/or RMR in satisfaction of tax withholding obligations in connection with the vesting of awards of our common shares. See Note 7 for further information regarding these purchases.
Acceleration of Unvested Shares of a Former Officer. G. Douglas Lanois resigned as our Chief Financial Officer and Treasurer, effective September 30, 2022. Our Compensation Committee approved the acceleration of all 3,648 of the unvested shares owned by Mr. Lanois of us as of his separation date, January 1, 2023.
Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $17 during the year ended December 31, 2023, related to real estate owned.
Note 10. Income Taxes
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
The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Numerators:
Net income	$25,965	$27,640
Income attributable to unvested share awards	(219)	(193)
Net income used in calculating net income per common share - basic and diluted	$25,746	$27,447

Denominators:
Weighted average common shares outstanding - basic and diluted	14,625	14,540

Net income per common share - basic and diluted	$1.76	$1.89

Note 12. Commitments and Contingencies
As of December 31, 2023, we had unfunded loan commitments of $40,401 related to our loans held for investment that are not reflected in our consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.1 years as of December 31, 2023. See Note 3 for further information related to our loans held for investment.
As of December 31, 2023, we had estimated unspent lease related costs of $361.

SEVEN HILLS REALTY TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2023
(dollars in thousands)

#	Property Type/Location	Interest Rate	Maturity Date	Maximum Maturity Date (1)	Payment Terms (2)	Prior Liens (3)	Principal	Carrying Value
	First Mortgage Loans (4)
1	Multifamily, Olmsted Falls, OH	S + 4.00%	01/28/2024	01/28/2026	I/O	—	$46,083	$46,471
2	Office, Dallas, TX	S + 3.25%	08/25/2024	08/25/2026	I/O	—	43,510	41,949
3	Industrial, Passaic, NJ	S + 3.85%	09/08/2025	09/08/2027	I/O	—	38,985	38,723
4	Retail, Brandywine, MD	S + 3.85%	03/29/2025	03/29/2027	I/O	—	42,200	42,089
5	Multifamily, Auburn, AL	S + 3.25%	11/11/2025	11/11/2026	I/O	—	37,500	37,323
6	Multifamily, Starkville, MS	S + 4.00%	03/22/2025	03/22/2027	I/O	—	36,919	36,767
7	Multifamily, Farmington Hills, MI	S + 3.15%	05/24/2025	05/24/2027	I/O	—	29,121	29,287
8	Office, Downers Grove, IL	S + 4.25%	11/25/2024	11/25/2024	I/O	—	29,500	29,544
9	Hotel, Anaheim, CA	S + 4.00%	11/29/2025	11/29/2028	I/O	—	29,000	28,711
10	Multifamily, Las Vegas, NV	S + 3.30%	06/10/2025	06/10/2027	I/O	—	25,185	25,196
11	Industrial, Fountain Inn, SC	S + 4.25%	07/13/2025	07/13/2026	I/O	—	24,300	24,084
12	Office, Plano, TX	S + 4.75%	07/01/2024	07/01/2026	I/O	—	26,463	26,475
13	Industrial, Fayetteville, GA	S + 3.35%	10/06/2026	10/06/2028	I/O	—	25,250	25,007
14	Office, Carlsbad, CA	S + 3.25%	10/27/2024	10/27/2026	I/O	—	24,417	24,349
15	Industrial, Fontana, CA	S + 3.75%	11/18/2024	11/18/2026	I/O	—	22,000	21,891
16	Office, Downers Grove, IL	S + 4.25%	12/09/2024	12/09/2026	I/O	—	23,530	23,574
17	Office, Bellevue, WA	S + 3.85%	11/05/2024	11/05/2026	I/O	—	20,000	19,941
18	Multifamily, Portland, OR	S + 3.57%	07/09/2024	07/09/2026	I/O	—	19,688	19,695
19	Hotel, Scottsdale, AZ	S + 4.25%	09/27/2026	09/27/2028	I/O	—	17,250	17,081
20	Retail, Delray Beach, FL	S + 4.25%	03/18/2024	03/18/2026	I/O	—	15,602	15,627
21	Retail, Sandy Springs, GA	S + 3.75%	09/23/2024	09/23/2026	I/O	—	15,287	15,245
22	Office, Westminster, CO	S + 3.75%	05/25/2024	05/25/2026	I/O	—	15,750	15,435
23	Multifamily, Portland, OR	S + 3.57%	07/30/2024	07/30/2026	I/O	—	13,400	12,995
24	Industrial, Allentown, PA	S + 3.50%	01/24/2024	01/24/2025	I/O	—	8,952	9,003
	Total						$629,892	$626,462

	Less: allowance for credit losses (5)							(4,376)

	Total carrying value including allowance for credit losses							$622,086
(1)Maximum maturity assumes all extension option have been exercised, which options are subject to the borrower meeting certain conditions.
(2)I/O = interest only until final maturity.
(3)Represents only third party prior liens.
(4)As of December 31, 2023, none of our borrowers were delinquent in payment.
(5)For further information regarding our allowance for credit losses, see Note 3 to our Consolidated Financial Statements.

S-1

SEVEN HILLS REALTY TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
DECEMBER 31, 2023
(dollars in thousands)

Reconciliation of Mortgage Loans on Real Estate:	Carrying Value
Balance as of January 1, 2022	$570,780
Additions during the year:
Originations	203,244
Additional funding	17,310
Purchase discount accretion	10,689
Net amortization of deferred fees	3,780
Deductions during the year:
Repayments	(133,568)
Deferred fees	(2,306)
Balance as of December 31, 2022	669,929
Additions during the year:
Originations	133,300
Additional funding	5,636
Purchase discount accretion	4,128
Net amortization of deferred fees	3,333
Decrease in allowance for credit losses	517
Deductions during the year:
Repayments	(172,283)
Transfer to real estate owned	(15,960)
Deferred fees	(1,621)
Cumulative effect adjustment upon adoption of ASU No. 2016-13	(4,893)
Balance as of December 31, 2023	$622,086

S-2

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President and Chief Investment Officer
Dated: February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Lorenzini	President and Chief Investment Officer	February 20, 2024
Thomas J. Lorenzini

/s/ Fernando Diaz	Chief Financial Officer and Treasurer	February 20, 2024
Fernando Diaz	(principal financial and accounting officer)

/s/ Barbara D. Gilmore	Independent Trustee	February 20, 2024
Barbara D. Gilmore

/s/ Matthew P. Jordan	Managing Trustee	February 20, 2024
Matthew P. Jordan

/s/ William A. Lamkin	Independent Trustee	February 20, 2024
William A. Lamkin

/s/ Joseph L. Morea	Independent Trustee	February 20, 2024
Joseph L. Morea

/s/ Adam D. Portnoy	Managing Trustee	February 20, 2024
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 20, 2024
Jeffrey P. Somers