Form 10-Q
period 2024-03-31
Seven Hills Realty Trust
filed 2024-04-29
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of April 25, 2024: 14,805,494.

SEVEN HILLS REALTY TRUST
FORM 10-Q
March 31, 2024

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$93,298	$87,855
Loans held for investment	588,635	626,462
Allowance for credit losses	(5,149)	(4,376)
Loans held for investment, net	583,486	622,086
Real estate owned, net	11,130	11,278
Acquired real estate leases, net	3,937	4,137
Accrued interest receivable	3,400	3,632
Prepaid expenses and other assets, net	2,459	2,537
Total assets	$697,710	$731,525

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$3,734	$3,808
Secured financing facilities, net	421,171	454,422
Due to related persons	1,247	2,047
Total liabilities	426,152	460,277

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,805,494 and 14,811,410 shares issued and outstanding, respectively	15	15
Additional paid in capital	239,704	239,443
Cumulative net income	76,893	71,660
Cumulative distributions	(45,054)	(39,870)
Total shareholders' equity	271,558	271,248
Total liabilities and shareholders' equity	$697,710	$731,525

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
INCOME FROM INVESTMENTS:
Interest and related income	$16,311	$15,856
Purchase discount accretion	1,145	1,185
Less: interest and related expenses	(8,673)	(7,694)
Income from loan investments, net	8,783	9,347
Revenue from real estate owned	579	—
Total revenue	9,362	9,347
OTHER EXPENSES:
Base management fees	1,080	1,072
Incentive fees	50	—
General and administrative expenses	963	796
Reimbursement of shared services expenses	691	643
Provision for (reversal of) credit losses	697	(987)
Expenses from real estate owned	645	—
Total other expenses	4,126	1,524
Income before income taxes	5,236	7,823
Income tax expense	(3)	(20)
Net income	$5,233	$7,803

Weighted average common shares outstanding - basic and diluted	14,675	14,582

Net income per common share - basic and diluted	$0.35	$0.53

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total

Balance at December 31, 2023	14,811	$15	$239,443	$71,660	$(39,870)	$271,248
Share grants	—	—	336	—	—	336
Share repurchases	(6)	—	(75)	—	—	(75)
Net income	—	—	—	5,233	—	5,233
Distributions	—	—	—	—	(5,184)	(5,184)
Balance at March 31, 2024	14,805	$15	$239,704	$76,893	$(45,054)	$271,558

Balance at December 31, 2022	14,709	$15	$238,505	$52,290	$(19,231)	$271,579
Cumulative-effect adjustment upon adoption of credit loss accounting standard	—	—	—	(6,595)	—	(6,595)
Share grants	—	—	121	—	—	121
Share repurchases	(1)	—	(13)	—	—	(13)
Share forfeitures	(1)	—	(1)	—	—	(1)
Net income	—	—	—	7,803	—	7,803
Distributions	—	—	—	—	(5,147)	(5,147)
Balance at March 31, 2023	14,707	$15	$238,612	$53,498	$(24,378)	$267,747

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,233	$7,803
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(1,145)	(1,185)
Provision for (reversal of) credit losses	697	(987)
Amortization of loan origination and exit fees	(582)	(1,004)
Amortization of deferred financing costs	325	307
Straight line rental income	(278)	—
Depreciation and amortization	368	—
Share based compensation	336	120
Changes in operating assets and liabilities:
Accrued interest receivable	232	8
Prepaid expenses and other assets	336	1,101
Accounts payable, accrued liabilities and other liabilities	2	(113)
Due to related persons	(800)	527
Net cash provided by operating activities	4,724	6,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional funding of loans held for investment	(886)	(1,651)
Repayment of loans held for investment	40,440	51,918
Net cash provided by investing activities	39,554	50,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under secured financing facilities	(33,224)	(38,125)
Payments of deferred financing costs	(352)	(318)
Repurchase of common shares	(75)	(13)
Distributions	(5,184)	(5,147)
Net cash used in financing activities	(38,835)	(43,603)

Increase in cash and cash equivalents	5,443	13,241
Cash and cash equivalents at beginning of period	87,855	71,067
Cash and cash equivalents at end of period	$93,298	$84,308

SUPPLEMENTAL DISCLOSURES:
Interest paid	$8,421	$7,408
Income taxes (refunded) paid	$(64)	$3

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023, or our 2023 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the accompanying condensed consolidated financial statements include the allowance for credit losses, the valuation of real estate owned and the fair value of financial instruments.
Note 2. Recent Accounting Pronouncements
On November 27, 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, or ASC 280, in interim periods; and iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our consolidated financial statements and disclosures.

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
The table below provides overall statistics for our loan portfolio as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Number of loans	21	24
Total loan commitments	$628,891	$670,293
Unfunded loan commitments (1)	$38,259	$40,401
Principal balance	$590,632	$629,892
Carrying value	$583,486	$622,086
Weighted average coupon rate	9.14%	9.19%
Weighted average all in yield (2)	9.58%	9.64%
Weighted average floor	1.41%	1.36%
Weighted average maximum maturity (years) (3)	2.8	3.0
Weighted average risk rating	3.0	3.0
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
The tables below represent our loan activities during the three months ended March 31, 2024 and 2023:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2023	$629,892	$(3,430)	$626,462
Additional funding	1,044	(158)	886
Repayments	(40,304)	(136)	(40,440)
Net amortization of deferred fees	—	582	582
Purchase discount accretion	—	1,145	1,145
Balance at March 31, 2024	$590,632	$(1,997)	$588,635

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2022	$678,555	$(8,626)	$669,929
Additional funding	1,884	(14)	1,870
Repayments	(51,743)	(175)	(51,918)
Net amortization of deferred fees	—	1,004	1,004
Purchase discount accretion	—	1,185	1,185
Balance at March 31, 2023	$628,696	$(6,626)	$622,070

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Multifamily	7	$208,610	35%	7	$207,734	33%
Office	6	166,618	28%	7	181,268	29%
Industrial	4	110,181	19%	5	118,707	19%
Retail	2	57,387	10%	3	72,962	12%
Hotel	2	45,839	8%	2	45,791	7%
	21	$588,635	100%	24	$626,462	100%

	March 31, 2024			December 31, 2023
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	7	$208,046	35%	8	$222,477	36%
West	8	170,369	29%	9	185,294	30%
Midwest	4	128,970	22%	4	128,876	20%
East	2	81,250	14%	3	89,815	14%
	21	$588,635	100%	24	$626,462	100%
Credit Quality Information and Allowance for Credit Losses
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2023 Annual Report for more information regarding our loan risk ratings.
As of March 31, 2024 and December 31, 2023, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

March 31, 2024
Risk Rating	Number of Loans	Percentage of Portfolio	2024	2023	2022	2021	Prior	Total
1	—	—%	$—	$—	$—	$—	$—	$—
2	3	14%	—	83,229	—	—	—	83,229
3	15	71%	—	49,141	195,121	144,692	29,571	418,525
4	3	15%	—	—	—	86,881	—	86,881
5	—	—%	—	—	—	—	—	—
	21	100%	$—	$132,370	$195,121	$231,573	$29,571	$588,635

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

December 31, 2023
Risk Rating	Number of Loans	Percentage of Portfolio	2023	2022	2021	2020	Prior	Total
1	—	—%	$—	$—	$—	$—	$—	$—
2	3	15%	37,323	42,089	15,435	—	—	94,847
3	18	71%	94,881	167,491	144,456	38,548	—	445,376
4	3	14%	—	—	86,239	—	—	86,239
5	—	—%	—	—	—	—	—	—
	24	100%	$132,204	$209,580	$246,130	$38,548	$—	$626,462
Allowance for credit losses
We measure our allowance for credit losses using the current expected credit loss, or CECL, model, which is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount.
The allowance for credit losses is a valuation account that is deducted from the related loans’ amortized cost basis in our condensed consolidated balance sheets. Our loans typically include commitments to fund incremental proceeds to borrowers over the life of the loan; these future funding commitments are also subject to the CECL model. The allowance for credit losses related to unfunded loan commitments is included in accounts payable, accrued liabilities and other liabilities in our condensed consolidated balance sheets.
Given the lack of historical loss data related to our loan portfolio, we estimate our expected losses using an analytical model that considers the likelihood of default and loss given default for each individual loan. This analytical model incorporates data from a third party database with historical loan loss information for commercial mortgage-backed securities, or CMBS, and CRE loans since 1998. Significant inputs to the model include certain loan specific data, such as loan to value, or LTV, property type, geographic location, occupancy, vintage year, remaining loan term, net operating income, expected timing and amounts of future loan fundings, and macroeconomic forecast assumptions, including the performance of CRE assets, unemployment rates, interest rates and other factors. We utilize the model to estimate credit losses over a reasonable and supportable economic forecast period of 12 months, followed by a straight-line reversion period of six months to average historical losses. Average historical losses are established using a population of third party historical loss data that approximates our portfolio as of the measurement date. We evaluate the estimated allowance for each of our loans individually and we consider our internal loan risk rating as the primary credit quality indicator underlying our assessment.
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
See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of our 2023 Annual Report for further information regarding our measurement of our allowance for credit losses.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent the changes to the allowance for credit losses during the three months ended March 31, 2024 and 2023:

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$4,376	$1,452	$5,828
Provision for (reversal of) credit losses	773	(76)	697
Balance at March 31, 2024	$5,149	$1,376	$6,525

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$—	$—	$—
Cumulative-effect adjustment upon adoption of the CECL model	4,893	1,702	6,595
Reversal of credit losses	(758)	(229)	(987)
Balance At March 31, 2023	$4,135	$1,473	$5,608
The increase in the allowance for credit losses during the three months ended March 31, 2024 is primarily attributable to a negative outlook in CRE pricing forecasts. The decrease in the allowance for credit losses during the three months ended March 31, 2023, compared to the January 1, 2023 cumulative-effect adjustment upon adoption of the CECL model, was primarily attributable to a favorable macroeconomic outlook as of March 31, 2023, most notably in near-term CRE pricing, and loan repayments.
We may enter into loan modifications that include, among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Loan modifications are evaluated to determine whether a modification results in a new loan or a continuation of an existing loan under ASC 310. There were no modifications to our loan portfolio for borrowers experiencing financial difficulties during the three months ended March 31, 2024.
We did not have any outstanding past due loans or nonaccrual loans as of March 31, 2024 or December 31, 2023. As of March 31, 2024 and April 25, 2024, all of our borrowers had paid their debt service obligations owed and due to us. See our 2023 Annual Report for more information regarding our nonaccrual policy.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our condensed consolidated balance sheets:

	March 31, 2024	December 31, 2023
Land, building and improvements	$11,393	$11,393
Accumulated depreciation	(263)	(115)
Real estate owned, net	11,130	11,278
Acquired real estate leases, net (1)	3,937	4,137
Prepaid expenses and other assets, net (2)	1,576	1,352
Total assets	$16,643	$16,767

Accounts payable, accrued liabilities and other liabilities	$472	$517
Total liabilities	$472	$517
(1)As of March 31, 2024, the weighted average amortization period of acquired real estate leases was 7.2 years.
(2)Includes $925 and $647 and of straight line rent receivables as of March 31, 2024 and December 31, 2023, respectively.
Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. We increased revenue from real estate owned to record revenue on a straight line basis by $278 for the three months ended March 31, 2024. Expenses from real estate owned represents costs related to the acquisition of the property, costs to operate the property and depreciation and amortization expense.
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
Note 5. Secured Financing Agreements
Our secured financing agreements at March 31, 2024 consisted of agreements that govern: our master repurchase facility with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility; our master repurchase facility with UBS AG, or UBS, or the UBS Master Repurchase Facility, and our facility loan program with BMO Harris Bank N.A., or BMO, or the BMO Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities. See our 2023 Annual Report for more information regarding our Secured Financing Facilities.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below summarizes our Secured Financing Facilities as of March 31, 2024 and December 31, 2023:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
March 31, 2024:
Citibank Master Repurchase Facility	$215,000	$57,893	$57,642	7.45%	0.6	3/15/2025	$102,161
UBS Master Repurchase Facility	205,000	181,381	181,188	7.68%	0.7	2/18/2025	242,110
BMO Facility	150,000	87,767	87,525	7.24%	1.0	Various	118,835
Wells Fargo Master Repurchase Facility	125,000	95,551	94,816	7.40%	0.9	3/11/2025	127,526
Total/weighted average	$695,000	$422,592	$421,171	7.50%	0.8		$590,632

December 31, 2023:
Citibank Master Repurchase Facility	$215,000	$91,115	$90,811	7.47%	0.7	3/15/2025	$142,465
UBS Master Repurchase Facility	205,000	181,381	181,162	7.72%	0.8	2/18/2025	241,887
BMO Facility	150,000	87,767	87,451	7.29%	1.3	Various	118,471
Wells Fargo Master Repurchase Facility	125,000	95,551	94,998	7.44%	1.1	3/11/2025	127,069
Total/weighted average	$695,000	$455,814	$454,422	7.53%	0.9		$629,892
(1)The weighted average coupon rate is determined using the Secured Overnight Financing Rate, or SOFR, plus a spread ranging from 1.83% to 2.90%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity of our Master Repurchase Facilities is determined using the earlier of the underlying loan investment maturity date and the respective repurchase agreement maturity date. The weighted average remaining maturity of the BMO Facility is determined using the underlying loan investment maturity date.
As of March 31, 2024, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
As of March 31, 2024, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2024	$157,062
2025	265,530
2026 and thereafter	—
$422,592
Based upon the performance and payment history of our commercial mortgage loans, along with our ability to obtain financing under repurchase agreements and success in extending certain of our existing Master Repurchase Agreements, we believe it is probable that we will extend our Master Repurchase Facilities prior to their maturities.
Note 6. Fair Value Measurements
The carrying values of cash and cash equivalents and accounts payable approximate their fair values due to the short term nature of these financial instruments.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Secured Financing Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date. See our 2023 Annual Report for further information regarding the fair value of financial instruments.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$583,486	$586,426	$622,086	$626,079
Financial liabilities
Secured Financing Facilities	$421,171	$419,899	$454,422	$454,620
There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2024.
Note 7. Shareholders' Equity
Common Share Purchases
During the three months ended March 31, 2024, we purchased 5,916 of our common shares from certain current and former officers of The RMR Group LLC, or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq on the applicable purchase date. The aggregate value of common shares purchased was $75.
Distributions

For the three months ended March 31, 2024, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 22, 2024	February 15, 2024	$0.35	$5,184
On April 11, 2024, we declared a quarterly distribution of $0.35 per common share, or $5,182, to shareholders of record on April 22, 2024. We expect to pay this distribution on or about May 16, 2024, using cash on hand.
Note 8. Management Agreement with Tremont
We have no employees. The personnel and various services we require to operate our business are provided to us, pursuant to a management agreement with Tremont Realty Capital LLC, or Tremont, which provides for the day to day management of our operations by Tremont, subject to the oversight and direction of our Board of Trustees.
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
Tremont, and not us, is responsible for the costs of its employees who provide services to us, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse Tremont and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR, pursuant to a shared services agreement between Tremont and RMR. These reimbursements include an allocation of the cost of personnel employed by RMR. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We include these amounts in reimbursement of shared services expenses in our condensed consolidated statements of operations. See our 2023 Annual Report for further information regarding our management agreement with Tremont.

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
Our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the board and as a managing trustee of those companies and other officers of RMR, including Mr. Jordan and certain of our other officers and officers of Tremont serve as managing trustees or officers of certain of these companies.
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. As of March 31, 2024, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.5% of our outstanding common shares.
Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $9 for the three months ended March 31, 2024, related to real estate owned.
For further information about these and other such relationships and certain other related person transactions, refer to our 2023 Annual Report.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerators:
Net income	$5,233	$7,803
Net income attributable to unvested share awards	(48)	(67)
Net income used in calculating net income per common share - basic and diluted	$5,185	$7,736

Denominators:
Weighted average common shares outstanding - basic and diluted	14,675	14,582

Net income per common share - basic and diluted	$0.35	$0.53

Note 12. Commitments and Contingencies
As of March 31, 2024, we had unfunded loan commitments of $38,259 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.0 years as of March 31, 2024. See Note 3 for further information related to our loans held for investment.
As of March 31, 2024, we had estimated unspent lease related costs of $361.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Annual Report.
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
Factors Affecting Operating Results
Our results of operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions and unanticipated defaults by our borrowers. For further information regarding the risks associated with our loan portfolio, see Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2023 Annual Report.
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
Market Conditions. During 2023, the CRE industry continued to experience extreme volatility. In response to inflationary pressures, the Federal Open Market Committee of the U.S. Federal Reserve, or the FOMC, increased the federal funds rate by 525 basis points over a 16-month period beginning in March 2022. The pace of the interest rate increases in 2022 and 2023 coupled with macroeconomic and geopolitical uncertainty negatively impacted CRE acquisition and financing transaction activity. By the end of the year, CRE investors seemed cautiously optimistic that inflation had peaked, that the U.S. economy was likely headed for a “soft-landing” and that the FOMC would be poised to reduce the federal funds rate by 125 to 150 basis points as a result of five or six rate cuts in 2024.

Despite this cautious optimism heading into 2024, overall CRE investment and transaction volume continued to decline over the first quarter of 2024 as investors chose to delay sale or refinancing decisions with the anticipation of lower interest rates in the future.
Since that time, the narrative on declining interest rates has shifted. The U.S. economy continues to be strong and recent employment reports, coupled with stronger than expected inflationary measures, suggest that the FOMC will likely consider fewer rate cuts in 2024 than originally anticipated, if any. As such, it is becoming apparent that CRE investors will likely have to adapt to a “higher for longer” interest rate environment. This could negatively impact property values and put further strain on borrowers seeking to refinance debt that was originated in a much lower interest rate environment. With lower prospects for near term interest rate reductions, property fundamentals and durability of cash flows will be in greater focus and will have a greater impact on refinancing activity going forward. Those CRE owners that are more reliant on rate reductions to qualify for a refinance are more likely to be forced to sell properties, while borrowers with well performing, lower leveraged cash flowing assets will have greater optionality with regards to financing options.
Despite strong U.S. economic growth, certain segments of the CRE industry are beginning to encounter erosion in operating fundamentals. Despite strong employment figures, the U.S. office market continues to suffer from the post pandemic shift in work habits and weak demand for office space in general. Retail assets, particularly needs based and grocery anchored retail, continue to benefit from a strong consumer and employment market. The apartment and industrial sectors remain the most coveted property types amongst lenders and investors, but have recently started to experience challenges due to excess supply. The lack of affordable housing in the United States and the rent versus buy dynamic favor the apartment sector. New industrial development has slowed considerably but continues to benefit from strong demand. Although new development absorption may take longer than originally expected, both sectors are expected to eventually reach equilibrium and rents will begin to increase again.
Despite current market conditions and headwinds facing the CRE industry, we believe the CRE lending market remains well positioned to handle these challenges given that there is ample liquidity available to borrowers with well performing properties. National banks have curtailed lending activity somewhat, but regional and local banks are continuing to evaluate transactions for borrowers with healthy balance sheets.
The CMBS market has started to see increased activity given recent spread tightening, while the larger, more established CRE collateralized loan obligation lenders are increasing new originations for eventual securitization. Life insurance companies continue to expand their product offerings to borrowers, offering both low leverage, fixed rate term debt as well as floating rate transitional loans, which were once reserved for banks and alternative lenders, like us. This has resulted in greater optionality for borrowers and increased competition amongst lenders to finance quality properties in today’s environment.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.10% to 5.20%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of March 31, 2024, SOFR was 5.33%, which exceeds the floors established by all of our loans, and as a result none of our loan investments currently had active interest rate floors.

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
Non-GAAP Financial Measures
We present Distributable Earnings, Distributable Earnings per common share and Adjusted Book Value per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent net income, net income per common share or cash generated from operating activities and should not be considered as alternatives to net income or net income per common share determined in accordance with GAAP or as an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings and Distributable Earnings per common share may not be comparable to distributable earnings and distributable earnings per common share as reported by other companies.
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
Adjusted Book Value per Common Share
The table below calculates our book value per common share:

	March 31, 2024	December 31, 2023
Shareholders' equity	$271,558	$271,248
Total outstanding common shares	14,805	14,811
Book value per common share	18.34	18.31
Unaccreted purchase discount per common share (1)	0.08	0.16
Allowance for credit losses per common share (2)	0.44	0.40
Adjusted Book Value per common share	$18.86	$18.87
(1)Excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of March 31, 2024 and December 31, 2023, the unaccreted purchase discount was $1,202 and $2,347, respectively.
(2)Excludes the impact of our allowance for credit losses. As of March 31, 2024 and December 31, 2023, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $6,525 and $5,828, respectively.
Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Number of loans	21	24
Total loan commitments	$628,891	$670,293
Unfunded loan commitments (1)	$38,259	$40,401
Principal balance	$590,632	$629,892
Carrying value	$583,486	$622,086
Weighted average coupon rate	9.14%	9.19%
Weighted average all in yield (2)	9.58%	9.64%
Weighted average floor	1.41%	1.36%
Weighted average maximum maturity (years) (3)	2.8	3.0
Weighted average risk rating	3.0	3.0
Weighted average LTV (4)	68%	68%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of March 31, 2024:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$46,083	S + 4.00%	S + 4.33%	01/28/2026	63%	3
2	Dallas, TX	Office	08/25/2021	50,000	43,511	S + 3.25%	S + 3.60%	08/25/2026	72%	4
3	Passaic, NJ	Industrial	09/08/2022	47,000	39,348	S + 3.85%	S + 4.26%	09/08/2027	69%	3
4	Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.26%	03/29/2027	62%	3
5	Auburn, AL	Multifamily	05/11/2023	37,500	37,500	S + 3.25%	S + 4.08%	11/11/2026	67%	2
6	Starkville, MS	Multifamily	03/22/2022	37,250	37,250	S + 4.00%	S + 4.33%	03/22/2027	70%	3
7	Farmington Hills, MI	Multifamily	05/24/2022	31,520	29,248	S + 3.15%	S + 3.52%	05/24/2027	75%	3
8	Downers Grove, IL	Office	09/25/2020	30,000	29,500	S + 4.25%	S + 4.64%	11/25/2024	67%	3
9	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.56%	11/29/2028	55%	2
10	Las Vegas, NV	Multifamily	06/10/2022	28,950	25,333	S + 3.30%	S + 4.08%	06/10/2027	60%	3
11	Fountain Inn, SC	Industrial	07/13/2023	27,500	24,300	S + 4.25%	S + 4.85%	07/13/2026	76%	3
12	Plano, TX	Office	07/01/2021	27,385	26,537	S + 4.75%	S + 5.14%	07/01/2026	78%	3
13	Fayetteville, GA	Industrial	10/06/2023	25,250	25,250	S + 3.35%	S + 3.73%	10/06/2028	55%	3
14	Carlsbad, CA	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.58%	10/27/2026	78%	4
15	Fontana, CA	Industrial	11/18/2022	24,355	22,000	S + 3.75%	S + 4.29%	11/18/2026	72%	3
16	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.58%	12/09/2026	72%	3
17	Bellevue, WA	Office	11/05/2021	21,000	20,000	S + 3.85%	S + 4.19%	11/05/2026	68%	4
18	Portland, OR	Multifamily	07/09/2021	19,688	19,688	S + 3.57%	S + 3.95%	07/09/2026	75%	3
19	Scottsdale, AZ	Hotel	09/27/2023	17,250	17,250	S + 4.25%	S + 4.65%	09/27/2028	57%	2
20	Sandy Springs, GA	Retail	09/23/2021	16,488	15,287	S + 3.75%	S + 4.10%	09/23/2026	72%	3
21	Portland, OR	Multifamily	07/30/2021	13,400	13,400	S + 3.57%	S + 3.96%	07/30/2026	71%	3
	Total/weighted average			$628,891	$590,632	S + 3.77%	S + 4.21%		68%	3.0
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
As of March 31, 2024, we had $628,891 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 21 first mortgage loans. As of March 31, 2024, we had three loans representing approximately 15% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
As of March 31, 2024 and April 25, 2024, all of our borrowers had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of March 31, 2024. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, rising or sustained high interest rates, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2023 Annual Report.

Financing Activities
The table below is an overview of our Secured Financing Facilities as of March 31, 2024:

Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	03/15/2025	$57,893	$157,107	$215,000	$102,161
UBS Master Repurchase Facility	02/18/2025	181,381	23,619	205,000	242,110
BMO Facility	Various	87,767	62,233	150,000	118,835
Wells Fargo Master Repurchase Facility	03/11/2025	95,551	29,449	125,000	127,526
Total		$422,592	$272,408	$695,000	$590,632
The table below details our Secured Financing Facilities activities during the three months ended March 31, 2024:

Carrying Value
Balance at December 31, 2023	$454,422
Repayments	(33,224)
Deferred fees	(352)
Amortization of deferred fees	325
Balance at March 31, 2024	$421,171
As of March 31, 2024, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 7.50% per annum, excluding associated fees and expenses. As of March 31, 2024 and April 25, 2024, we had a $422,592 aggregate outstanding principal balance under our Secured Financing Facilities.
As of March 31, 2024, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023:

	Three Months Ended
	March 31, 2024	December 31, 2023	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$16,311	$17,523	$(1,212)	(6.9%)
Purchase discount accretion	1,145	821	324	39.5%
Less: interest and related expenses	(8,673)	(8,918)	245	(2.7%)
Income from loan investments, net	8,783	9,426	(643)	(6.8%)
Revenue from real estate owned	579	574	5	0.9%
Total revenue	9,362	10,000	(638)	(6.4%)
OTHER EXPENSES:
Base management fees	1,080	1,080	—	—%
Incentive fees	50	307	(257)	(83.7%)
General and administrative expenses	963	929	34	3.7%
Reimbursement of shared services expenses	691	683	8	1.2%
Provision for credit losses	697	500	197	39.4%
Expenses from real estate owned	645	559	86	15.4%
Total other expenses	4,126	4,058	68	1.7%
Income before income taxes	5,236	5,942	(706)	(11.9%)
Income tax (expense) benefit	(3)	103	(106)	(102.9%)
Net income	$5,233	$6,045	$(812)	(13.4%)

Weighted average common shares outstanding - basic and diluted	14,675	14,673	2	—%

Net income per common share - basic and diluted	$0.35	$0.41	$(0.06)	(14.6%)

Interest and related income. The decrease in interest and related income was primarily the result of lower outstanding principal balances under our loan investment portfolio during the three months ended March 31, 2024. The weighted average aggregate principal balance of our loan investments was approximately $613,000 for the three months ended March 31, 2024 as compared to approximately $646,000 for the three months ended December 31, 2023.
Purchase discount accretion. The increase in purchase discount accretion was primarily due to accelerated accretion of a loan prepayment during the three months ended March 31, 2024.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of lower outstanding principal balances under our Secured Financing Facilities during the three months ended March 31, 2024. The weighted average principal balance was approximately $439,000 for the three months ended March 31, 2024 as compared to approximately $448,000 for the three months ended December 31, 2023.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The decrease in management incentive fees was due to lower "core earnings," as defined in our management agreement, for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023.

General and administrative expenses. The increase in general and administrative expenses was primarily due to increases in share based compensation, partially offset by decreases in professional fees during the three months ended March 31, 2024 as compared to the three months ended December 31, 2023.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR.
Provision for credit losses. The provision for credit losses represents the increase in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the three months ended March 31, 2024 was primarily attributable to declining values for CRE and unfavorable CRE pricing forecasts used in our CECL model.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in expenses from real estate owned was primarily due to increases in depreciation and utility expense.
Income tax (expense) benefit. Income tax (expense) benefit represents income taxes paid or payable by us or refunded or refundable to us in certain jurisdictions where we are subject to state income taxes.
Net income. The decrease in net income was due to the changes noted above.
Reconciliation of Net Income to Distributable Earnings
The table below demonstrates how we calculate Distributable Earnings and Distributable Earnings per common share, which are non-GAAP measures, and provides a reconciliation of these non-GAAP measures to net income:

	Three Months Ended
	March 31, 2024	December 31, 2023
Net income	$5,233	$6,045
Non-cash equity compensation expense	336	151
Non-cash accretion of purchase discount	(1,145)	(821)
Provision for credit losses	697	500
Depreciation and amortization of real estate owned	357	289
Exit fees collected on loans acquired in Merger (1)	90	148
Distributable Earnings	$5,568	$6,312

Weighted average common shares outstanding - basic and diluted	14,675	14,673

Net income per common share - basic and diluted	$0.35	$0.41
Distributable Earnings per common share - basic and diluted	$0.38	$0.43
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

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations, any unused borrowing capacity, including under our Secured Financing Facilities or other repurchase agreements or financing arrangements we may obtain, which may also include bank loans or public or private issuances of debt or equity securities, and proceeds from any sale of real estate owned. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future. For further information regarding the risks associated with our loan portfolio, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2023 Annual Report.
Pursuant to the terms of our Citibank Master Repurchase Facility, our UBS Master Repurchase Facility and Wells Fargo Master Repurchase Facility, we may sell to, and later repurchase from, UBS, Citibank and Wells Fargo, the purchased assets related to the applicable facility. The initial purchase price paid by UBS of each purchased asset is up to 80% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to UBS's approval. The initial purchase price paid by Citibank of each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank's approval. The initial purchase price paid by Wells Fargo for each purchased asset is up to 75% or 80%, depending on the property type of the purchased asset’s real estate collateral, of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, and subject to Wells Fargo’s approval. Upon the repurchase of a purchased asset, we are required to pay UBS, Citibank or Wells Fargo, as applicable, the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
The interest rates related to our Citibank, UBS and Wells Fargo purchased assets are calculated at SOFR plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. Citibank has the discretion to make advancements at margins higher than 75%, and UBS and Wells Fargo each have discretion to make advancements higher than 80%.
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
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents at beginning of period	$87,855	$71,067
Net cash provided by (used in):
Operating activities	4,724	6,577
Investing activities	39,554	50,267
Financing activities	(38,835)	(43,603)
Cash and cash equivalents at end of period	$93,298	$84,308

The decrease in cash provided by operating activities for the 2024 period compared to the 2023 period was primarily the result of a lower average loan investment balance in the 2024 period, partially offset by higher benchmark interest rates. The decrease in cash provided by investing activities is primarily due to decreased loan repayments in the 2024 period. The decrease in cash used in financing activities is primarily due to decreased repayments on our Secured Financing Facilities during the 2024 period.
Distributions
During the three months ended March 31, 2024, we declared and paid regular quarterly distributions to our common shareholders totaling $5,184, or $0.35 per common share, using cash on hand.
On April 11, 2024, we declared a regular quarterly distribution of $0.35 per common share, or $5,182, to shareholders of record on April 22, 2024. We expect to pay this distribution to our common shareholders on or about May 16, 2024 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2024 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$38,259	$21,219	$17,040	$—	$—
Principal payments on Secured Financing Facilities (2)	422,592	393,762	28,830	—	—
Interest payments on Secured Financing Facilities (3)	25,682	24,744	938	—	—
Lease related costs (4)	361	361	—	—	—
	$486,894	$440,086	$46,808	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of March 31, 2024 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to the Yardley, PA property.
Debt Covenants
Our principal debt obligations as of March 31, 2024 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of March 31, 2024, we had a $334,825 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of March 31, 2024, we had a $87,767 aggregate outstanding principal balance under the BMO Facility.
As of March 31, 2024, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2023 Annual Report, our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2023 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR, Tremont or their respective subsidiaries provide management services.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained in our filings with the SEC, including under the caption “Risk Factors” in our periodic reports, or incorporated therein, identifies other important factors that could cause differences from our forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended March 31, 2024.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2024	671	$12.99	—	$—
March 2024	5,245	12.83	—	—
Total/weighted average	5,916	$12.85	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain former officers of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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
Dated: April 29, 2024

By:	/s/ Fernando Diaz
Fernando Diaz Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: April 29, 2024