Form 10-Q
period 2024-06-30
Seven Hills Realty Trust
filed 2024-07-29
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of July 25, 2024: 14,829,399.

SEVEN HILLS REALTY TRUST
FORM 10-Q
June 30, 2024

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$69,603	$87,855
Loans held for investment	609,250	626,462
Allowance for credit losses	(5,723)	(4,376)
Loans held for investment, net	603,527	622,086
Real estate owned, net	11,194	11,278
Acquired real estate leases, net	3,737	4,137
Accrued interest receivable	3,237	3,632
Prepaid expenses and other assets, net	3,565	2,537
Total assets	$694,863	$731,525

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$4,350	$3,808
Secured financing facilities, net	417,939	454,422
Due to related persons	1,485	2,047
Total liabilities	423,774	460,277

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,832,982 and 14,811,410 shares issued and outstanding, respectively	15	15
Additional paid in capital	240,188	239,443
Cumulative net income	81,122	71,660
Cumulative distributions	(50,236)	(39,870)
Total shareholders' equity	271,089	271,248
Total liabilities and shareholders' equity	$694,863	$731,525

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INCOME FROM INVESTMENTS:
Interest and related income	$16,415	$15,821	$32,726	$31,677
Purchase discount accretion	782	1,047	1,927	2,232
Less: interest and related expenses	(8,385)	(7,927)	(17,058)	(15,621)
Income from loan investments, net	8,812	8,941	17,595	18,288
Revenue from real estate owned	568	149	1,147	149
Total revenue	9,380	9,090	18,742	18,437
OTHER EXPENSES:
Base management fees	1,082	1,074	2,162	2,146
Incentive fees	370	192	420	192
General and administrative expenses	1,081	1,281	2,044	2,077
Reimbursement of shared services expenses	691	628	1,382	1,271
Provision for credit losses	1,315	1,026	2,012	39
Expenses from real estate owned	599	218	1,244	218
Total other expenses	5,138	4,419	9,264	5,943
Income before income taxes	4,242	4,671	9,478	12,494
Income tax expense	(13)	(27)	(16)	(47)
Net income	$4,229	$4,644	$9,462	$12,447

Weighted average common shares outstanding - basic and diluted	14,691	14,605	14,683	14,594

Net income per common share - basic and diluted	$0.28	$0.32	$0.64	$0.85

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total

Balance at December 31, 2023	14,811	$15	$239,443	$71,660	$(39,870)	$271,248
Share grants	—	—	336	—	—	336
Share repurchases	(6)	—	(75)	—	—	(75)
Net income	—	—	—	5,233	—	5,233
Distributions	—	—	—	—	(5,184)	(5,184)
Balance at March 31, 2024	14,805	15	239,704	76,893	(45,054)	271,558
Share grants	29	—	497	—	—	497
Share repurchases	(1)	—	(13)	—	—	(13)
Net income	—	—	—	4,229	—	4,229
Distributions	—	—	—	—	(5,182)	(5,182)
Balance at June 30, 2024	14,833	$15	$240,188	$81,122	$(50,236)	$271,089

Balance at December 31, 2022	14,709	$15	$238,505	$52,290	$(19,231)	$271,579
Cumulative-effect adjustment upon adoption of credit loss accounting standard	—	—	—	(6,595)	—	(6,595)
Share grants	—	—	121	—	—	121
Share repurchases	(1)	—	(13)	—	—	(13)
Share forfeitures	(1)	—	(1)	—	—	(1)
Net income	—	—	—	7,803	—	7,803
Distributions	—	—	—	—	(5,147)	(5,147)
Balance at March 31, 2023	14,707	15	238,612	53,498	(24,378)	267,747
Share grants	42	—	579	—	—	579
Share repurchases	(3)	—	(24)	—	—	(24)
Share forfeitures	(1)	—	—	—	—	—
Net income	—	—	—	4,644	—	4,644
Distributions	—	—	—	—	(5,148)	(5,148)
Balance at June 30, 2023	14,745	$15	$239,167	$58,142	$(29,526)	$267,798

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,462	$12,447
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(1,927)	(2,232)
Provision for credit losses	2,012	39
Amortization of loan origination and exit fees	(1,283)	(1,767)
Amortization of deferred financing costs	699	643
Straight line rental income	(385)	—
Depreciation and amortization	683	—
Share based compensation	833	699
Changes in operating assets and liabilities:
Accrued interest receivable	395	(283)
Prepaid expenses and other assets	(683)	1,014
Accounts payable, accrued liabilities and other liabilities	(275)	(249)
Due to related persons	(562)	1,295
Net cash provided by operating activities	8,969	11,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(35,571)	(37,016)
Additional funding of loans held for investment	(1,697)	(3,790)
Repayment of loans held for investment	57,690	69,469
Cash assumed from transfer of loans held for investment to real estate owned	—	1,742
Real estate owned improvements	(7)	(1,228)
Net cash provided by investing activities	20,415	29,177

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	10,197	28,125
Repayments under secured financing facilities	(47,024)	(47,275)
Payments of deferred financing costs	(355)	(324)
Repurchase of common shares	(88)	(37)
Distributions	(10,366)	(10,295)
Net cash used in financing activities	(47,636)	(29,806)

(Decrease) increase in cash and cash equivalents	(18,252)	10,977
Cash and cash equivalents at beginning of period	87,855	71,067
Cash and cash equivalents at end of period	$69,603	$82,044

SUPPLEMENTAL DISCLOSURES:
Interest paid	$16,537	$14,993
Income taxes (refunded) paid	$(28)	$125

NON-CASH INVESTING ACTIVITIES:
Transfer of loans held for investment to real estate owned	$—	$14,060

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
The table below provides overall statistics for our loan portfolio as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Number of loans	22	24
Total loan commitments	$652,198	$670,293
Unfunded loan commitments (1)	$41,988	$40,401
Principal balance	$610,210	$629,892
Carrying value	$603,527	$622,086
Weighted average coupon rate	9.11%	9.19%
Weighted average all in yield (2)	9.55%	9.64%
Weighted average floor	1.42%	1.36%
Weighted average maximum maturity (years) (3)	2.6	3.0
Weighted average risk rating	3.0	3.0
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
The tables below represent our loan activities during the three months ended June 30, 2024 and 2023:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at March 31, 2024	$590,632	$(1,997)	$588,635
Additional funding	811	—	811
Originations	36,017	(446)	35,571
Repayments	(17,250)	—	(17,250)
Net amortization of deferred fees	—	701	701
Purchase discount accretion	—	782	782
Balance at June 30, 2024	$610,210	$(960)	$609,250

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at March 31, 2023	$628,696	$(6,626)	$622,070
Additional funding	2,140	—	2,140
Originations	37,500	(484)	37,016
Repayments	(17,551)	—	(17,551)
Transfer to real estate owned	(15,865)	(95)	(15,960)
Net amortization of deferred fees	—	763	763
Purchase discount accretion	—	1,047	1,047
Balance at June 30, 2023	$634,920	$(5,395)	$629,525

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the six months ended June 30, 2024 and 2023:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2023	$629,892	$(3,430)	$626,462
Additional funding	1,855	(158)	1,697
Originations	36,017	(446)	35,571
Repayments	(57,554)	(136)	(57,690)
Net amortization of deferred fees	—	1,283	1,283
Purchase discount accretion	—	1,927	1,927
Balance at June 30, 2024	$610,210	$(960)	$609,250

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2022	$678,555	$(8,626)	$669,929
Additional funding	4,024	(14)	4,010
Originations	37,500	(484)	37,016
Repayments	(69,294)	(175)	(69,469)
Transfer to real estate owned	(15,865)	(95)	(15,960)
Net amortization of deferred fees	—	1,767	1,767
Purchase discount accretion	—	2,232	2,232
Balance at June 30, 2023	$634,920	$(5,395)	$629,525
The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Multifamily	8	$223,500	37%	7	$207,734	33%
Office	6	167,352	27%	7	181,268	29%
Industrial	5	132,176	22%	5	118,707	19%
Retail	2	57,441	9%	3	72,962	12%
Hotel	1	28,781	5%	2	45,791	7%
	22	$609,250	100%	24	$626,462	100%

	June 30, 2024			December 31, 2023
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	7	$208,860	34%	8	$222,477	36%
West	8	174,822	29%	9	185,294	30%
Midwest	4	129,113	21%	4	128,876	20%
East	3	96,455	16%	3	89,815	14%
	22	$609,250	100%	24	$626,462	100%

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
As of June 30, 2024 and December 31, 2023, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

June 30, 2024
Risk Rating	Number of Loans	Percentage of Portfolio	2024	2023	2022	2021	2020	Total
1	1	6%	$—	$37,458	$—	$—	$—	$37,458
2	2	11%	—	28,781	37,155	—	—	65,936
3	14	59%	35,644	49,193	158,888	118,390	—	362,115
4	5	24%	—	—	—	114,143	29,598	143,741
5	—	—%	—	—	—	—	—	—
	22	100%	$35,644	$115,432	$196,043	$232,533	$29,598	$609,250

December 31, 2023
Risk Rating	Number of Loans	Percentage of Portfolio	2023	2022	2021	2020	Total
1	—	—%	$—	$—	$—	$—	$—
2	3	15%	37,323	42,089	15,435	—	94,847
3	18	71%	94,881	167,491	144,456	38,548	445,376
4	3	14%	—	—	86,239	—	86,239
5	—	—%	—	—	—	—	—
	24	100%	$132,204	$209,580	$246,130	$38,548	$626,462
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
The tables below represent the changes to the allowance for credit losses during the three months ended June 30, 2024 and 2023.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at March 31, 2024	$5,149	$1,376	$6,525
Provision for credit losses	574	741	1,315
Balance at June 30, 2024	$5,723	$2,117	$7,840

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at March 31, 2023	$4,135	$1,473	$5,608
Provision for credit losses	774	252	1,026
Write offs	(708)	—	(708)
Balance at June 30, 2023	$4,201	$1,725	$5,926
The tables below represent the changes to the allowance for credit losses during the six months ended June 30, 2024 and 2023:

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$4,376	$1,452	$5,828
Provision for credit losses	1,347	665	2,012
Balance at June 30, 2024	$5,723	$2,117	$7,840

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$—	$—	$—
Cumulative effect adjustment upon adoption of the CECL model	4,893	1,702	6,595
Provision for credit losses	16	23	39
Write offs	(708)	—	(708)
Balance at June 30, 2023	$4,201	$1,725	$5,926

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The increase in the allowance for credit losses during the three and six months ended June 30, 2024 is primarily attributable to declining values for CRE and unfavorable CRE pricing forecasts used in our CECL model and increased provisions for certain of our office loans. The increase in the allowance for credit losses during the three months ended June 30, 2023 is primarily attributable to unfavorable changes in the macroeconomic outlook, most notably in CRE pricing forecasts, partially offset by a write off related to the loan transferred to real estate owned in June 2023. The decrease in the allowance for credit losses during the six months ended June 30, 2023, compared to the January 1, 2023 cumulative-effect adjustment upon adoption of the CECL model, is primarily attributable to a write off related to the loan transferred to real estate owned in June 2023 and loan repayments, partially offset by the unfavorable changes in CRE pricing forecasts.
We may enter into loan modifications that include, among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Loan modifications are evaluated to determine whether a modification results in a new loan or a continuation of an existing loan under ASC 310. There were no modifications to our loan portfolio for borrowers experiencing financial difficulties during the six months ended June 30, 2024.
We did not have any outstanding past due loans or nonaccrual loans as of June 30, 2024 or December 31, 2023. As of June 30, 2024 and July 25, 2024, all of our borrowers had paid their debt service obligations owed and due to us. See our 2023 Annual Report for more information regarding our nonaccrual policy.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our condensed consolidated balance sheets:

	June 30, 2024	December 31, 2023
Land, building and improvements	$11,552	$11,393
Accumulated depreciation	(358)	(115)
Real estate owned, net	11,194	11,278
Acquired real estate leases, net (1)	3,737	4,137
Prepaid expenses and other assets, net (2)	1,687	1,352
Total assets	$16,618	$16,767

Accounts payable, accrued liabilities and other liabilities	$635	$517
Total liabilities	$635	$517
(1)As of June 30, 2024, the weighted average amortization period of acquired real estate leases was 7.1 years.
(2)Includes $1,032 and $647 of straight line rent receivables as of June 30, 2024 and December 31, 2023, respectively.
Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. We increased revenue from real estate owned to record revenue on a straight line basis by $107 and $385 for the three and six months ended June 30, 2024. Expenses from real estate owned represents costs related to the acquisition of the property, costs to operate the property and depreciation and amortization expense.
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
Note 5. Secured Financing Agreements
Our secured financing agreements at June 30, 2024 consisted of agreements that govern: our master repurchase facility with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility; our master repurchase facility with UBS AG, or UBS, or the UBS Master Repurchase Facility, and our facility loan program with BMO Harris Bank N.A., or BMO, or the BMO Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities. See our 2023 Annual Report for more information regarding our Secured Financing Facilities.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below summarizes our Secured Financing Facilities as of June 30, 2024 and December 31, 2023:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
June 30, 2024:
Citibank Master Repurchase Facility	$215,000	$68,090	$67,902	7.48%	0.4	3/15/2025	$116,790
UBS Master Repurchase Facility	205,000	167,581	167,441	7.65%	0.4	2/18/2025	224,891
BMO Facility	150,000	87,767	87,600	7.25%	0.8	Various	119,516
Wells Fargo Master Repurchase Facility	125,000	95,551	94,996	7.41%	0.7	3/11/2025	127,563
Total/weighted average	$695,000	$418,989	$417,939	7.48%	0.6		$588,760

December 31, 2023:
Citibank Master Repurchase Facility	$215,000	$91,115	$90,811	7.47%	0.7	3/15/2025	$142,465
UBS Master Repurchase Facility	205,000	181,381	181,162	7.72%	0.8	2/18/2025	241,887
BMO Facility	150,000	87,767	87,451	7.29%	1.3	Various	118,471
Wells Fargo Master Repurchase Facility	125,000	95,551	94,998	7.44%	1.1	3/11/2025	127,069
Total/weighted average	$695,000	$455,814	$454,422	7.53%	0.9		$629,892
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
As of June 30, 2024, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
As of June 30, 2024, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2024	$157,062
2025	261,927
2026 and thereafter	—
$418,989
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$603,527	$606,758	$622,086	$626,079
Financial liabilities
Secured Financing Facilities	$417,939	$417,958	$454,422	$454,620
There were no transfers of financial assets or liabilities within the fair value hierarchy during the six months ended June 30, 2024.
Note 7. Shareholders' Equity
Common Share Awards
On May 30, 2024, in accordance with our Trustee compensation arrangements, we awarded to each of our six Trustees 4,735 of our common shares, valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq on that day. The aggregate value of common shares awarded was $360.
Common Share Purchases
During the six months ended June 30, 2024, we purchased 6,838 of our common shares from certain current and former officers of The RMR Group LLC, or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased was $88.
Distributions

For the six months ended June 30, 2024, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 22, 2024	February 15, 2024	$0.35	$5,184
April 22, 2024	May 16, 2024	0.35	5,182
		$0.70	$10,366
On July 11, 2024, we declared a quarterly distribution of $0.35 per common share, or $5,190, to shareholders of record on July 22, 2024. We expect to pay this distribution on or about August 15, 2024, using cash on hand.
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
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. As of June 30, 2024, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.5% of our outstanding common shares.
Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $22 and $31 for the three and six months ended June 30, 2024, respectively, related to real estate owned.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerators:
Net income	$4,229	$4,644	$9,462	$12,447
Net income attributable to unvested share awards	(44)	(43)	(92)	(105)
Net income used in calculating net income per common share - basic and diluted	$4,185	$4,601	$9,370	$12,342

Denominators:
Weighted average common shares outstanding - basic and diluted	14,691	14,605	14,683	14,594

Net income per common share - basic and diluted	$0.28	$0.32	$0.64	$0.85

Note 12. Commitments and Contingencies
As of June 30, 2024, we had unfunded loan commitments of $41,988 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 0.9 years as of June 30, 2024. See Note 3 for further information related to our loans held for investment.

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
Market Conditions. Heading in to 2024, CRE investors seemed cautiously optimistic that inflation had peaked, that the U.S. economy was likely headed for a “soft-landing” and that the Federal Open Market Committee of the U.S. Federal Reserve, or the FOMC, would be poised to reduce the federal funds rate by 125 to 150 basis points as a result of five or six rate cuts in 2024. With the anticipation of lower interest rates in the future, investors chose to delay sale or refinancing decisions and overall CRE investment and transaction volume remained tepid well into the second quarter of 2024.

However, despite recent economic data indicating slowing U.S. economic growth, including lower retail sales, consumer spending and a slight increase in the unemployment rate, the FOMC has made it clear that inflation remains elevated and that it intends to keep the federal funds rate steady at 5.25% to 5.50% until it is confident that inflation is on pace to reach its longer-term objective of 2%. With no clear sight on the timing or magnitude of a future interest rate cut, CRE investors continue to adjust to a “higher for longer” interest rate environment. CRE owners that were counting on interest rate reductions but are not well capitalized to invest additional capital to deleverage and qualify for a refinance, are more likely to be forced to sell properties to repay debt, likely at distressed prices. Recent increases in CMBS and CRE collateralized loan obligation delinquency rates signal that the prolonged period of elevated interest rates is starting to impact these borrowers and their ability to refinance lower cost debt at current interest rates. For borrowers capable of investing additional equity into their properties, or for borrowers with well performing, cash flowing assets, there appear to be numerous financing options at their disposal.
CMBS activity increased through the first half of 2024. Strong demand from bond buyers has allowed borrowers to take advantage of tightening credit spreads for 10-year and 5-year loans, the latter of which has become more popular for both bond investors and borrowers. Life insurance companies continue to expand their product offerings to borrowers, offering both low leverage, fixed rate term debt as well as floating rate transitional loans, which were once reserved for banks and alternative lenders, like us. The banking sector continues to be impacted by legacy CRE exposure and increased capital charges imposed by regulators but have become more active by evaluating new loans for strategic, long-term clients. Agency lenders Fannie-Mae and Freddie-Mac are active but are also facing increased competition from CMBS/conduit providers, life-insurance companies and alternative lenders, like us. Oversupply issues in certain multifamily markets have put downward pressure on rents, making it more difficult to qualify for agency financing. Given that multifamily properties are generally coveted by most lenders, competition amongst lenders to provide financing on this sector has continued to increase.
Certain segments of the CRE industry are beginning to experience a deterioration in operating fundamentals. The U.S. office market continues to suffer from the post pandemic shift in work habits and weak demand for office space. Retail assets, particularly needs based and grocery anchored retail, have benefited from a strong consumer and employment market, but recent reports of declining retail sales and weakening consumer demand may eventually have an impact on performance. The industrial sector remains a preferred asset class among lenders and investors, however oversupply in certain markets and more measured corporate demand have impacted the pace of rent growth. The lack of affordable housing in the United States and the rent versus own dynamic continue to favor the apartment sector. Oversupply in certain markets however, has caused a slowdown, and in some markets, a decline in rent growth. For most markets, it is expected that the imbalance between supply and demand will be short lived and once these markets reach equilibrium, rents will increase again.
Despite the current market conditions and headwinds facing the CRE industry, we believe the CRE lending market remains well positioned to handle these challenges given that there is ample liquidity available to borrowers with well performing properties.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.10% to 5.20%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of June 30, 2024, SOFR was 5.34%, which exceeds the floors established by all of our loans, and as a result none of our loan investments currently had active interest rate floors.

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
In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings and Distributable Earnings per common share may be useful indicators of distributions to our shareholders and are measures that are considered by our Board of Trustees when determining the amount of distributions. We believe that Distributable Earnings and Distributable Earnings per common share provide meaningful information to consider in addition to net income, net income per common share and cash flows from operating activities determined in accordance with GAAP. These measures help us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings, excluding incentive fees, is used in determining the amount of base management and management incentive fees payable by us to Tremont under our management agreement.

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
Adjusted Book Value per Common Share
The table below calculates our book value per common share:

	June 30, 2024	December 31, 2023
Shareholders' equity	$271,089	$271,248
Total outstanding common shares	14,833	14,811
Book value per common share	18.28	18.31
Unaccreted purchase discount per common share (1)	0.03	0.16
Allowance for credit losses per common share (2)	0.52	0.40
Adjusted Book Value per common share	$18.83	$18.87
(1)Excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and is being accreted into income over the remaining term of the respective loan. As of June 30, 2024 and December 31, 2023, the unaccreted purchase discount was $420 and $2,347, respectively.
(2)Excludes the impact of our allowance for credit losses. As of June 30, 2024 and December 31, 2023, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $7,840 and $5,828, respectively.
Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Number of loans	22	24
Total loan commitments	$652,198	$670,293
Unfunded loan commitments (1)	$41,988	$40,401
Principal balance	$610,210	$629,892
Carrying value	$603,527	$622,086
Weighted average coupon rate	9.11%	9.19%
Weighted average all in yield (2)	9.55%	9.64%
Weighted average floor	1.42%	1.36%
Weighted average maximum maturity (years) (3)	2.6	3.0
Weighted average risk rating	3.0	3.0
Weighted average LTV (4)	68%	68%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of June 30, 2024:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$46,083	S + 4.00%	S + 4.32%	01/28/2026	63%	3
2	Dallas, TX	Office	08/25/2021	50,000	43,511	S + 3.25%	S + 3.59%	08/25/2026	72%	4
3	Passaic, NJ	Industrial	09/08/2022	47,000	40,030	S + 3.85%	S + 4.25%	09/08/2027	69%	3
4	Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.26%	03/29/2027	62%	3
5	Auburn, AL	Multifamily	05/11/2023	37,500	37,500	S + 3.25%	S + 4.07%	11/11/2026	67%	1
6	Starkville, MS	Multifamily	03/22/2022	37,250	37,250	S + 4.00%	S + 4.33%	03/22/2027	70%	2
7	Farmington Hills, MI	Multifamily	05/24/2022	30,520	29,283	S + 3.15%	S + 3.51%	05/24/2027	75%	3
8	Downers Grove, IL	Office	09/25/2020	30,000	29,500	S + 4.25%	S + 4.63%	11/25/2024	67%	4
9	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.56%	11/29/2028	55%	2
10	Las Vegas, NV	Multifamily	06/10/2022	28,950	25,333	S + 3.30%	S + 4.07%	06/10/2027	60%	3
11	Fountain Inn, SC	Industrial	07/13/2023	27,500	24,300	S + 4.25%	S + 4.85%	07/13/2026	76%	3
12	Plano, TX	Office	07/01/2021	27,385	26,569	S + 4.75%	S + 5.13%	07/01/2026	78%	4
13	Fayetteville, GA	Industrial	10/06/2023	25,250	25,250	S + 3.35%	S + 3.73%	10/06/2028	55%	3
14	Carlsbad, CA	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.57%	10/27/2026	78%	4
15	Fontana, CA	Industrial	11/18/2022	24,355	22,000	S + 3.75%	S + 4.29%	11/18/2026	72%	3
16	Los Angeles, CA	Industrial	06/28/2024	23,800	21,450	S + 3.40%	S + 3.85%	06/28/2029	58%	3
17	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.57%	12/09/2026	72%	3
18	Bellevue, WA	Office	11/05/2021	21,000	20,000	S + 3.85%	S + 4.18%	11/05/2026	68%	4
19	Portland, OR	Multifamily	07/09/2021	19,688	19,688	S + 3.57%	S + 3.94%	07/09/2026	75%	3
20	Newport News, VA	Multifamily	04/25/2024	17,757	14,629	S + 3.15%	S + 3.88%	04/25/2029	71%	3
21	Sandy Springs, GA	Retail	09/23/2021	16,488	15,287	S + 3.75%	S + 4.09%	09/23/2026	72%	3
22	Portland, OR	Multifamily	07/30/2021	13,400	13,400	S + 3.57%	S + 3.95%	07/30/2026	71%	3
	Total/weighted average			$652,198	$610,210	S + 3.73%	S + 4.17%		68%	3.0
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
As of June 30, 2024, we had $652,198 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 22 first mortgage loans. As of June 30, 2024, we had five loans representing approximately 24% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
As of June 30, 2024 and July 25, 2024, all of our borrowers had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of June 30, 2024. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, rising or sustained high interest rates, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2023 Annual Report.

Financing Activities
The table below is an overview of our Secured Financing Facilities as of June 30, 2024:

Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	03/15/2025	$68,090	$146,910	$215,000	$116,790
UBS Master Repurchase Facility	02/18/2025	167,581	37,419	205,000	224,891
BMO Facility	Various	87,767	62,233	150,000	119,516
Wells Fargo Master Repurchase Facility	03/11/2025	95,551	29,449	125,000	127,563
Total		$418,989	$276,011	$695,000	$588,760
The table below details our Secured Financing Facilities activities during the three months ended June 30, 2024:

Carrying Value
Balance at March 31, 2024	$421,171
Borrowings	10,197
Repayments	(13,800)
Deferred fees	(3)
Amortization of deferred fees	374
Balance at June 30, 2024	$417,939
The table below details our Secured Financing Facilities activities during the six months ended June 30, 2024:

Carrying Value
Balance at December 31, 2023	$454,422
Borrowings	10,197
Repayments	(47,024)
Deferred fees	(355)
Amortization of deferred fees	699
Balance at June 30, 2024	$417,939
As of June 30, 2024, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 7.48% per annum, excluding associated fees and expenses. As of June 30, 2024 and July 25, 2024, we had a $418,989 and $397,747, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of June 30, 2024, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024:

	Three Months Ended
	June 30, 2024	March 31, 2024	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$16,415	$16,311	$104	0.6%
Purchase discount accretion	782	1,145	(363)	(31.7%)
Less: interest and related expenses	(8,385)	(8,673)	288	(3.3%)
Income from loan investments, net	8,812	8,783	29	0.3%
Revenue from real estate owned	568	579	(11)	(1.9%)
Total revenue	9,380	9,362	18	0.2%
OTHER EXPENSES:
Base management fees	1,082	1,080	2	0.2%
Incentive fees	370	50	320	640.0%
General and administrative expenses	1,081	963	118	12.3%
Reimbursement of shared services expenses	691	691	—	—%
Provision for credit losses	1,315	697	618	88.7%
Expenses from real estate owned	599	645	(46)	(7.1%)
Total other expenses	5,138	4,126	1,012	24.5%
Income before income taxes	4,242	5,236	(994)	(19.0%)
Income tax expense	(13)	(3)	(10)	333.3%
Net income	$4,229	$5,233	$(1,004)	(19.2%)

Weighted average common shares outstanding - basic and diluted	14,691	14,675	16	0.1%

Net income per common share - basic and diluted	$0.28	$0.35	$(0.07)	(20.0%)

Interest and related income. The increase in interest and related income was primarily the result of a prepayment premium received during the three months ended June 30, 2024, partially offset by a lower average outstanding principal balance for our loan investment portfolio. The weighted average aggregate principal balance of our loan investments was approximately $601,000 for the three months ended June 30, 2024 as compared to approximately $613,000 for the three months ended March 31, 2024.
Purchase discount accretion. The decrease in purchase discount accretion was primarily due to accelerated accretion related to a loan prepayment during the three months ended March 31, 2024 and lower amounts outstanding on loans acquired in the Merger during the three months ended June 30, 2024 as compared to the three months ended March 31, 2024.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of lower outstanding principal balances under our Secured Financing Facilities during the three months ended June 30, 2024. The weighted average principal balance was approximately $422,000 for the three months ended June 30, 2024 as compared to approximately $439,000 for the three months ended March 31, 2024.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.

Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The increase in management incentive fees was due to higher "core earnings," as defined in our management agreement, for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024.
General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based compensation resulting from shares awarded to our Trustees during the three months ended June 30, 2024 as compared to the three months ended March 31, 2024.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR.
Provision for credit losses. The provision for credit losses represents the increase in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the three months ended June 30, 2024 was primarily attributable to declining values for CRE and unfavorable CRE pricing forecasts used in our CECL model and increased provisions for certain of our office loans.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in expenses from real estate owned was primarily due to a decrease in depreciation expense.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The decrease in net income was due to the changes noted above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$32,726	$31,677	$1,049	3.3%
Purchase discount accretion	1,927	2,232	(305)	(13.7%)
Less: interest and related expenses	(17,058)	(15,621)	(1,437)	9.2%
Income from loan investments, net	17,595	18,288	(693)	(3.8%)
Revenue from real estate owned	1,147	149	998	669.8%
Total revenue	18,742	18,437	305	1.7%
OTHER EXPENSES:
Base management fees	2,162	2,146	16	0.7%
Incentive fees	420	192	228	118.8%
General and administrative expenses	2,044	2,077	(33)	(1.6%)
Reimbursement of shared services expenses	1,382	1,271	111	8.7%
Provision for credit losses	2,012	39	1,973	n/m
Expenses from real estate owned	1,244	218	1,026	470.6%
Total other expenses	9,264	5,943	3,321	55.9%
Income before income taxes	9,478	12,494	(3,016)	(24.1%)
Income tax expense	(16)	(47)	31	(66.0%)
Net income	$9,462	$12,447	$(2,985)	(24.0%)

Weighted average common shares outstanding - basic and diluted	14,683	14,594	89	0.6%

Net income per common share - basic and diluted	$0.64	$0.85	$(0.21)	(24.7%)

Interest and related income. The increase in interest and related income was primarily the result of higher benchmark interest rates during the six months ended June 30, 2024, partially offset by lower outstanding principal balances under our loan investment portfolio. The weighted average benchmark interest rate was 5.38% as of June 30, 2024 as compared to 5.21% as of June 30, 2023. The weighted average principal balance was approximately $607,000 for the six months ended June 30, 2024 as compared to approximately $641,000 for the six months ended June 30, 2023.
Purchase discount accretion. The decrease in purchase discount accretion was primarily the result of lower amounts outstanding on loans acquired in the Merger during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Interest and related expenses. The increase in interest and related expenses was primarily the result of higher benchmark interest rates, partially offset by lower outstanding principal balances under our Secured Financing Facilities during the six months ended June 30, 2024. The weighted average benchmark interest rate was 5.32% as of June 30, 2024 as compared to 5.15% as of June 30, 2023. The weighted average principal balance was approximately $431,000 for the six months ended June 30, 2024 as compared to approximately $440,000 for the six months ended June 30, 2023.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.

Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The increase in management incentive fees was due to higher "core earnings," as defined in our management agreement, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
General and administrative expenses. The decrease in general and administrative expenses was primarily due to decreases in professional fees, partially offset by an increase in share based compensation during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The increase in reimbursement of shared services expenses was primarily the result of higher usage of shared services from RMR.
Provision for credit losses. The provision for credit losses represents the increase in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the six months ended June 30, 2024 was primarily attributable to declining values for CRE and unfavorable CRE pricing forecasts used in our CECL model and increased provisions for certain of our office loans.
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

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net income	$4,229	$5,233	$9,462	$12,447
Non-cash equity compensation expense	497	336	833	699
Non-cash accretion of purchase discount	(782)	(1,145)	(1,927)	(2,232)
Provision for credit losses	1,315	697	2,012	39
Depreciation and amortization of real estate owned	305	357	662	—
Exit fees collected on loans acquired in Merger (1)	—	90	90	—
Distributable Earnings	$5,564	$5,568	$11,132	$10,953

Weighted average common shares outstanding - basic and diluted	14,691	14,675	14,683	14,594

Net income per common share - basic and diluted	$0.28	$0.35	$0.64	$0.85
Distributable Earnings per common share - basic and diluted	$0.38	$0.38	$0.76	$0.75
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
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents at beginning of period	$87,855	$71,067
Net cash provided by (used in):
Operating activities	8,969	11,606
Investing activities	20,415	29,177
Financing activities	(47,636)	(29,806)
Cash and cash equivalents at end of period	$69,603	$82,044

The decrease in cash provided by operating activities for the 2024 period compared to the 2023 period was primarily the result of a lower average loan investment balance in the 2024 period, partially offset by higher benchmark interest rates. The decrease in cash provided by investing activities was primarily due to decreased loan repayments in the 2024 period. The decrease in cash used in financing activities was primarily due to lower proceeds from our Secured Financing Facilities in the 2024 period.
Distributions
During the six months ended June 30, 2024, we declared and paid regular quarterly distributions to our common shareholders totaling $10,366, or $0.35 per common share, using cash on hand.
On July 11, 2024, we declared a regular quarterly distribution of $0.35 per common share, or $5,190, to shareholders of record on July 22, 2024. We expect to pay this distribution to our common shareholders on or about August 15, 2024 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2024 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$41,988	$26,340	$15,648	$—	$—
Principal payments on Secured Financing Facilities (2)	418,989	390,159	28,830	—	—
Interest payments on Secured Financing Facilities (3)	17,485	16,547	938	—	—
Lease related costs (4)	307	307	—	—	—
	$478,769	$433,353	$45,416	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of June 30, 2024 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to the Yardley, PA property.
Debt Covenants
Our principal debt obligations as of June 30, 2024 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of June 30, 2024, we had a $331,222 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of June 30, 2024, we had a $87,767 aggregate outstanding principal balance under the BMO Facility.
As of June 30, 2024, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended June 30, 2024.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2024	922	$12.98	—	$—
Total/weighted average	922	$12.98	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain former officers of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Item 6. Exhibits

Exhibit Number	Description
3.1	Declaration of Trust of the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
3.2	Second Amended and Restated Bylaws of the Company, as of May 30, 2024. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on June 3, 2024.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President and Chief Investment Officer
Dated: July 29, 2024

By:	/s/ Fernando Diaz
Fernando Diaz Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: July 29, 2024