Form 10-Q
period 2024-09-30
Seven Hills Realty Trust
filed 2024-10-28
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of October 24, 2024: 14,902,851.

SEVEN HILLS REALTY TRUST
FORM 10-Q
September 30, 2024

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$82,197	$87,855
Loans held for investment	557,226	626,462
Allowance for credit losses	(7,282)	(4,376)
Loans held for investment, net	549,944	622,086
Real estate owned, net	11,182	11,278
Acquired real estate leases, net	3,537	4,137
Accrued interest receivable	3,014	3,632
Prepaid expenses and other assets, net	2,702	2,537
Total assets	$652,576	$731,525

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$4,757	$3,808
Secured financing facilities, net	375,928	454,422
Due to related persons	2,385	2,047
Total liabilities	383,070	460,277

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,906,453 and 14,811,410 shares issued and outstanding, respectively	15	15
Additional paid in capital	240,316	239,443
Cumulative net income	84,601	71,660
Cumulative distributions	(55,426)	(39,870)
Total shareholders' equity	269,506	271,248
Total liabilities and shareholders' equity	$652,576	$731,525

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INCOME FROM INVESTMENTS:
Interest and related income	$15,741	$17,137	$48,467	$48,814
Purchase discount accretion	420	1,075	2,347	3,307
Less: interest and related expenses	(7,875)	(8,979)	(24,933)	(24,600)
Income from loan investments, net	8,286	9,233	25,881	27,521
Revenue from real estate owned	571	565	1,718	714
Total revenue	8,857	9,798	27,599	28,235
OTHER EXPENSES:
Base management fees	1,083	1,077	3,245	3,223
Incentive fees	486	469	906	661
General and administrative expenses	1,011	941	3,055	3,018
Reimbursement of shared services expenses	635	642	2,017	1,913
Provision for (reversal of) credit losses	1,518	(1,338)	3,530	(1,299)
Expenses from real estate owned	634	516	1,878	734
Total other expenses	5,367	2,307	14,631	8,250
Income before income taxes	3,490	7,491	12,968	19,985
Income tax expense	(11)	(18)	(27)	(65)
Net income	$3,479	$7,473	$12,941	$19,920

Weighted average common shares outstanding - basic and diluted	14,723	14,640	14,697	14,609

Net income per common share - basic and diluted	$0.23	$0.51	$0.87	$1.35

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total

Balance at December 31, 2023	14,811	$15	$239,443	$71,660	$(39,870)	$271,248
Share grants	—	—	336	—	—	336
Share repurchases	(6)	—	(75)	—	—	(75)
Net income	—	—	—	5,233	—	5,233
Distributions	—	—	—	—	(5,184)	(5,184)
Balance at March 31, 2024	14,805	15	239,704	76,893	(45,054)	271,558
Share grants	29	—	497	—	—	497
Share repurchases	(1)	—	(13)	—	—	(13)
Net income	—	—	—	4,229	—	4,229
Distributions	—	—	—	—	(5,182)	(5,182)
Balance at June 30, 2024	14,833	15	240,188	81,122	(50,236)	271,089
Share grants	91	—	367	—	—	367
Share repurchases	(18)	—	(239)	—	—	(239)
Net income	—	—	—	3,479	—	3,479
Distributions	—	—	—	—	(5,190)	(5,190)
Balance at September 30, 2024	14,906	$15	$240,316	$84,601	$(55,426)	$269,506

Balance at December 31, 2022	14,709	$15	$238,505	$52,290	$(19,231)	$271,579
Cumulative-effect adjustment upon adoption of credit loss accounting standard	—	—	—	(6,595)	—	(6,595)
Share grants	—	—	121	—	—	121
Share repurchases	(1)	—	(13)	—	—	(13)
Share forfeitures	(1)	—	(1)	—	—	(1)
Net income	—	—	—	7,803	—	7,803
Distributions	—	—	—	—	(5,147)	(5,147)
Balance at March 31, 2023	14,707	15	238,612	53,498	(24,378)	267,747
Share grants	42	—	579	—	—	579
Share repurchases	(3)	—	(24)	—	—	(24)
Share forfeitures	(1)	—	—	—	—	—
Net income	—	—	—	4,644	—	4,644
Distributions	—	—	—	—	(5,148)	(5,148)
Balance at June 30, 2023	14,745	15	239,167	58,142	(29,526)	267,798
Share grants	80	—	273	—	—	273
Share repurchases	(8)	—	(101)	—	—	(101)
Share forfeitures	(1)	—	(2)	—	—	(2)
Net income	—	—	—	7,473	—	7,473
Distributions	—	—	—	—	(5,160)	(5,160)
Balance at September 30, 2023	14,816	$15	$239,337	$65,615	$(34,686)	$270,281

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,941	$19,920
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(2,347)	(3,307)
Provision for (reversal of) credit losses	3,530	(1,299)
Amortization of loan origination and exit fees	(2,177)	(2,529)
Amortization of deferred financing costs	1,090	1,002
Straight line rental income	(430)	(362)
Depreciation and amortization	1,001	308
Share based compensation	1,200	970
Changes in operating assets and liabilities:
Accrued interest receivable	618	(480)
Prepaid expenses and other assets	202	911
Accounts payable, accrued liabilities and other liabilities	303	(9)
Due to related persons	338	(181)
Net cash provided by operating activities	16,269	14,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(51,356)	(78,038)
Additional funding of loans held for investment	(3,619)	(4,710)
Repayment of loans held for investment	128,735	71,643
Cash assumed from transfer of loans held for investment to real estate owned	—	1,742
Real estate owned improvements	(220)	(1,339)
Net cash provided by (used in) investing activities	73,540	(10,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	26,283	63,206
Repayments under secured financing facilities	(104,765)	(61,955)
Payments of deferred financing costs	(1,102)	(437)
Repurchase of common shares	(327)	(138)
Distributions	(15,556)	(15,455)
Net cash used in financing activities	(95,467)	(14,779)

(Decrease) increase in cash and cash equivalents	(5,658)	(10,537)
Cash and cash equivalents at beginning of period	87,855	71,067
Cash and cash equivalents at end of period	$82,197	$60,530

SUPPLEMENTAL DISCLOSURES:
Interest paid	$24,034	$23,550
Income taxes (refunded) paid	$(22)	$133

NON-CASH INVESTING ACTIVITIES:
Transfer of loans held for investment to real estate owned	$—	$14,800

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
Note 2. Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification, or ASC, 280, Segment Reporting, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect to include additional disclosures as a result of the implementation ASU 2023-07, however, these changes are not expected to have a material effect on our consolidated financial statements.

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
The table below provides overall statistics for our loan portfolio as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Number of loans	20	24
Total loan commitments	$594,421	$670,293
Unfunded loan commitments (1)	$36,876	$40,401
Principal balance	$557,545	$629,892
Carrying value	$549,944	$622,086
Weighted average coupon rate	8.89%	9.19%
Weighted average all in yield (2)	9.27%	9.64%
Weighted average floor	1.73%	1.36%
Weighted average maximum maturity (years) (3)	2.5	3.0
Weighted average risk rating	3.1	3.0
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
The tables below represent our loan activities during the three months ended September 30, 2024 and 2023:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at June 30, 2024	$610,210	$(960)	$609,250
Additional funding	1,922	—	1,922
Originations	16,000	(215)	15,785
Repayments	(70,587)	(458)	(71,045)
Net amortization of deferred fees	—	894	894
Purchase discount accretion	—	420	420
Balance at September 30, 2024	$557,545	$(319)	$557,226

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at June 30, 2023	$634,920	$(5,395)	$629,525
Additional funding	919	—	919
Originations	41,550	(528)	41,022
Repayments	(2,174)	—	(2,174)
Net amortization of deferred fees	—	762	762
Purchase discount accretion	—	1,075	1,075
Balance at September 30, 2023	$675,215	$(4,086)	$671,129

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the nine months ended September 30, 2024 and 2023:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2023	$629,892	$(3,430)	$626,462
Additional funding	3,777	(158)	3,619
Originations	52,017	(661)	51,356
Repayments	(128,141)	(594)	(128,735)
Net amortization of deferred fees	—	2,177	2,177
Purchase discount accretion	—	2,347	2,347
Balance at September 30, 2024	$557,545	$(319)	$557,226

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2022	$678,555	$(8,626)	$669,929
Additional funding	4,943	(14)	4,929
Originations	79,050	(1,012)	78,038
Repayments	(71,468)	(175)	(71,643)
Transfer to real estate owned	(15,865)	(95)	(15,960)
Net amortization of deferred fees	—	2,529	2,529
Purchase discount accretion	—	3,307	3,307
Balance at September 30, 2023	$675,215	$(4,086)	$671,129
The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Office	6	$167,798	30%	7	$181,268	29%
Multifamily	5	153,160	28%	7	207,734	33%
Industrial	5	134,172	24%	5	118,707	19%
Retail	2	57,453	10%	3	72,962	12%
Hotel	2	44,643	8%	2	45,791	7%
	20	$557,226	100%	24	$626,462	100%

	September 30, 2024			December 31, 2023
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	7	$187,644	34%	8	$222,477	36%
West	6	142,063	25%	9	185,294	30%
Midwest	4	129,284	23%	4	128,876	20%
East	3	98,235	18%	3	89,815	14%
	20	$557,226	100%	24	$626,462	100%

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
As of September 30, 2024 and December 31, 2023, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

September 30, 2024
Risk Rating	Number of Loans	Percentage of Portfolio	2024	2023	2022	2021	Prior	Total
1	—	—%	$—	$—	$—	$—	$—	$—
2	3	15%	—	28,817	37,184	15,241	—	81,242
3	12	59%	51,686	49,247	160,811	70,072	—	331,816
4	5	26%	—	—	—	114,542	29,626	144,168
5	—	—%	—	—	—	—	—	—
	20	100%	$51,686	$78,064	$197,995	$199,855	$29,626	$557,226

December 31, 2023
Risk Rating	Number of Loans	Percentage of Portfolio	2023	2022	2021	Prior	Total
1	—	—%	$—	$—	$—	$—	$—
2	3	15%	37,323	42,089	15,435	—	94,847
3	18	71%	94,881	167,491	144,456	38,548	445,376
4	3	14%	—	—	86,239	—	86,239
5	—	—%	—	—	—	—	—
	24	100%	$132,204	$209,580	$246,130	$38,548	$626,462
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
The tables below represent the changes to the allowance for credit losses during the three months ended September 30, 2024 and 2023.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at June 30, 2024	$5,723	$2,117	$7,840
Provision for (reversal of) credit losses	1,559	(41)	1,518
Balance at September 30, 2024	$7,282	$2,076	$9,358

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at June 30, 2023	$4,201	$1,725	$5,926
(Reversal of) provision for credit losses	(1,660)	322	(1,338)
Recoveries	740	—	740
Balance at September 30, 2023	$3,281	$2,047	$5,328
The tables below represent the changes to the allowance for credit losses during the nine months ended September 30, 2024 and 2023:

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$4,376	$1,452	$5,828
Provision for credit losses	2,906	624	3,530
Balance at September 30, 2024	$7,282	$2,076	$9,358

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$—	$—	$—
Cumulative effect adjustment upon adoption of ASU No. 2016-13	4,893	1,702	6,595
(Reversal of) provision for credit losses	(1,644)	345	(1,299)
Write offs	(708)	—	(708)
Recoveries	740	—	740
Balance at September 30, 2023	$3,281	$2,047	$5,328
The increase in the allowance for credit losses during the three and nine months ended September 30, 2024 is primarily attributable to declining values for CRE and unfavorable CRE pricing forecasts used in our CECL model and increased provisions for our office loans.

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
In August 2024, we amended the agreement governing our loan secured by an office property in Dallas, TX. As part of this amendment, the loan commitment was reduced by $3,189, the borrower was required to contribute $2,900 to cash reserves and the maturity date was extended by two years to August 25, 2026. As of September 30, 2024, this loan had an amortized cost of $43,511 and a risk rating of 4.
In August 2024, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the coupon rate was reduced from SOFR + 4.75% to SOFR + 3.75% and the maturity date was extended by two years to July 1, 2026. As of September 30, 2024, this loan had an amortized cost of $26,634 and a risk rating of 4.
There were no other modifications to our loan portfolio for borrowers experiencing financial difficulties during the nine months ended September 30, 2024.
We did not have any outstanding past due loans or nonaccrual loans as of September 30, 2024 or December 31, 2023. As of September 30, 2024 and October 24, 2024, all of our borrowers had paid their debt service obligations owed and due to us. See our 2023 Annual Report for more information regarding our nonaccrual policy.
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
In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our condensed consolidated balance sheets:

	September 30, 2024	December 31, 2023
Land, building and improvements	$11,635	$11,393
Accumulated depreciation	(453)	(115)
Real estate owned, net	11,182	11,278
Acquired real estate leases, net (1)	3,537	4,137
Prepaid expenses and other assets, net (2)	1,877	1,352
Total assets	$16,596	$16,767

Accounts payable, accrued liabilities and other liabilities	$507	$517
Total liabilities	$507	$517
(1)As of September 30, 2024, the weighted average amortization period of acquired real estate leases was 7.0 years.
(2)Includes $1,077 and $647 of straight line rent receivables as of September 30, 2024 and December 31, 2023, respectively.
Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. We increased revenue from real estate owned to record revenue on a straight line basis by $45 and $430 for the three and nine months ended September 30, 2024. Expenses from real estate owned represents costs related to the acquisition of the property, costs to operate the property and depreciation and amortization expense.

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
Note 5. Secured Financing Agreements
Our secured financing agreements at September 30, 2024 consisted of agreements that govern: our master repurchase facility with Wells Fargo, National Association, or Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, N.A., or Citibank, or the Citibank Master Repurchase Facility; our master repurchase facility with UBS AG, or UBS, or the UBS Master Repurchase Facility, and our facility loan program with BMO Harris Bank N.A., or BMO, or the BMO Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities. See our 2023 Annual Report for more information regarding our Secured Financing Facilities.
The table below summarizes our Secured Financing Facilities as of September 30, 2024 and December 31, 2023:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
September 30, 2024:
Citibank Master Repurchase Facility	$215,000	$59,714	$59,017	7.43%	1.6	9/27/2026	$103,390
UBS Master Repurchase Facility	205,000	146,339	146,252	7.41%	0.3	2/18/2025	205,204
BMO Facility	150,000	103,855	103,605	7.09%	1.0	Various	142,827
Wells Fargo Master Repurchase Facility	125,000	67,426	67,054	7.01%	0.4	3/11/2025	90,124
Total/weighted average	$695,000	$377,334	$375,928	7.25%	0.7		$541,545

December 31, 2023:
Citibank Master Repurchase Facility	$215,000	$91,115	$90,811	7.47%	0.7	3/15/2025	$142,465
UBS Master Repurchase Facility	205,000	181,381	181,162	7.72%	0.8	2/18/2025	241,887
BMO Facility	150,000	87,767	87,451	7.29%	1.3	Various	118,471
Wells Fargo Master Repurchase Facility	125,000	95,551	94,998	7.44%	1.1	3/11/2025	127,069
Total/weighted average	$695,000	$455,814	$454,422	7.53%	0.9		$629,892
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
As of September 30, 2024, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As of September 30, 2024, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2024	$84,749
2025	227,783
2026	48,714
2027 and thereafter	16,088
$377,334
In September 2024, we amended our amended and restated master repurchase agreement with Citibank, or the Citibank Master Repurchase Agreement. The amendment to the amended and restated Citibank Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to September 27, 2026.
In October 2024, we amended our master repurchase and securities contract with Wells Fargo, or the Wells Fargo Master Repurchase Agreement. The amendment to the Wells Fargo Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to March 11, 2026.
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
The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$549,944	$551,645	$622,086	$626,079
Financial liabilities
Secured Financing Facilities	$375,928	$376,621	$454,422	$454,620
There were no transfers of financial assets or liabilities within the fair value hierarchy during the nine months ended September 30, 2024.
Note 7. Shareholders' Equity
Common Share Awards
On May 30, 2024, in accordance with our Trustee compensation arrangements, we awarded to each of our six Trustees 4,735 of our common shares, valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq on that day. The aggregate value of common shares awarded was $360.
On September 11, 2024, we awarded an aggregate of 91,118 of our common shares to our officers and certain other employees of Tremont Realty Capital LLC, or Tremont, and of The RMR Group LLC, or RMR, valued at the closing price of our common shares on Nasdaq that day. The aggregate value of common shares awarded was $1,236.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Common Share Purchases
During the nine months ended September 30, 2024, we purchased 24,485 of our common shares from certain current and former officers of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased was $327.
Distributions

For the nine months ended September 30, 2024, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 22, 2024	February 15, 2024	$0.35	$5,184
April 22, 2024	May 16, 2024	0.35	5,182
July 22, 2024	August 15, 2024	0.35	5,190
		$1.05	$15,556
On October 16, 2024, we declared a quarterly distribution of $0.35 per common share, or $5,216, to shareholders of record on October 28, 2024. We expect to pay this distribution on or about November 14, 2024, using cash on hand.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

See Note 7 for information relating to the awards of our common shares we made in September 2024 to our officers and certain other employees of Tremont and/or RMR and common shares we purchased from certain of our current and former officers and current and former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for awards of our common shares to our officers and employees of Tremont and/or RMR in general and administrative expenses in our condensed consolidated statements of operations.

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
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. As of September 30, 2024, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.5% of our outstanding common shares.
Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $20 and $51 for the three and nine months ended September 30, 2024, respectively, related to real estate owned.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerators:
Net income	$3,479	$7,473	$12,941	$19,920
Net income attributable to unvested share awards	(40)	(56)	(132)	(161)
Net income used in calculating net income per common share - basic and diluted	$3,439	$7,417	$12,809	$19,759

Denominators:
Weighted average common shares outstanding - basic and diluted	14,723	14,640	14,697	14,609

Net income per common share - basic and diluted	$0.23	$0.51	$0.87	$1.35

Note 12. Commitments and Contingencies
As of September 30, 2024, we had unfunded loan commitments of $36,876 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.0 years as of September 30, 2024. See Note 3 for further information related to our loans held for investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Annual Report.
OVERVIEW (dollars in thousands, except share data)
We are a Maryland REIT. Our business strategy is focused on originating and investing in floating rate first mortgage loans that range from $15,000 to $75,000, secured by middle market and transitional CRE properties that have values up to $100,000. We define transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties.
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
Market Conditions. Heading into 2024, CRE investors seemed cautiously optimistic that inflation had peaked, that the U.S. economy was likely headed for a “soft-landing” and that the Federal Open Market Committee of the U.S. Federal Reserve, or the FOMC, was poised to reduce the federal funds rate by 125 to 150 basis points through a series of rate cuts in 2024. With the anticipation of lower interest rates in the future, investors delayed sale or refinancing decisions, which resulted in tepid CRE investment and transaction volume during the third quarter of 2024. In September 2024, citing progress toward its 2% inflation target, the FOMC lowered the targeted federal funds rate by 50 basis points, to a range of 4.75% to 5.00%, the first reduction since March 2020. This first rate cut in over four years by the FOMC provided CRE owners relief from the recent high borrowing costs and uncertainty regarding the timing and magnitude of future rate cuts.

The September federal funds rate cut and updated projections by the FOMC for future rate cuts has provided CRE investors a renewed sense of optimism that both financing and investment sale transaction activity will accelerate in the fourth quarter of 2024 and into 2025. With additional clarity on the intentions of the FOMC and the direction of future interest rates, CRE owners are better positioned to make sale or refinance decisions and opt between floating or fixed rate financing options. CRE owners are also now more likely to qualify for new financing, instead of having to sell properties at distressed prices, to repay debt. Borrowers with well performing cash flowing properties will continue to benefit from numerous financing options.
The CMBS financing market, a key provider of debt liquidity to the CRE industry, has seen increased activity through the first half of 2024. Strong demand from bond buyers has allowed borrowers to take advantage of tightening credit spreads for 10-year and 5-year loans, the latter of which has become more popular among bond investors and borrowers. Life insurance companies continue to expand their product offerings to borrowers, with low leverage, fixed rate term debt for stabilized assets as well as floating rate capital for more transitional properties, which were once reserved for banks and alternative lenders, like us. The banking sector continues to be impacted by legacy CRE exposure and increased capital charges imposed by regulators but have become more active of late, primary for new loans to strategic, long-term clients. Agency lenders, Fannie-Mae and Freddie-Mac continue to be active lenders in the market; however, they are facing increased competition from CMBS/conduit providers, life-insurance companies and alternative lenders, like us. Overall, the debt capital markets remain liquid, and lenders continue to compete for quality financing opportunities.
Although CRE investors feel that the risk of a prolonged period of elevated interest rates is largely over, other challenges remain ahead. Special servicing rates for CMBS and CRE-CLO financed loans continue to increase and lenders have become more willing to foreclose on borrowers unable to support underperforming properties. Furthermore, certain segments of the CRE industry continue to experience a deterioration in operating fundamentals. The U.S. office market continues to suffer from the post pandemic shift in work habits and weak demand for office space. Retail assets, particularly needs based and grocery anchored retail, have benefited from a strong consumer and employment market, but recent reports of declining retail sales and weakening consumer demand may eventually have an impact on the performance of retail assets. The industrial sector remains a preferred asset class among lenders and investors, but oversupply in certain markets and more measured corporate demand have impacted the pace of rent growth. The lack of affordable housing in the United States and the rent versus own dynamic continue to favor the apartment sector. Oversupply in certain markets, however, has caused a slowdown, and in some markets a decline, in rent growth. For most markets, it is expected that the imbalance between supply and demand will be short lived and once they reach equilibrium, rent growth will return.
Over $2 trillion in CRE debt is scheduled to mature over the next two years. These maturities, coupled with a lower and more stabilized interest rate environment, are likely to provide investors with greater investment opportunities which will spurn lending activity. Looking forward, geopolitical uncertainty and the impact of the U.S. presidential election may pose additional risks to the CRE industry, however, we believe that the CRE lending market remains well positioned to handle these challenges.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.10% to 5.20%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of September 30, 2024, SOFR was 4.85%, and as a result, one of our loan investments currently has an active interest rate floor.

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

Distributable Earnings
We calculate Distributable Earnings and Distributable Earnings per common share as net income and net income per common share, respectively, computed in accordance with GAAP, including realized losses not otherwise included in net income determined in accordance with GAAP, and excluding: (a) depreciation and amortization of real estate owned and related intangible assets, if any; (b) non-cash equity compensation expense; (c) unrealized gains, losses and other similar non-cash items that are included in net income for the period of the calculation (regardless of whether such items are included in or deducted from net income or in other comprehensive income under GAAP), if any; and (d) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the real estate assets are acquired, but may also be when, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash or fair value of the assets received or expected to be received and the carrying value of the loan.
Adjusted Book Value per Common Share
The table below calculates our book value per common share:

	September 30, 2024	December 31, 2023
Shareholders' equity	$269,506	$271,248
Total outstanding common shares	14,906	14,811
Book value per common share	18.08	18.31
Unaccreted purchase discount per common share (1)	—	0.16
Allowance for credit losses per common share (2)	0.63	0.40
Adjusted Book Value per common share	$18.71	$18.87
(1)Excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and was accreted into income over the remaining term of the respective loan. As of September 30, 2024, the purchase discount was fully accreted. As of December 31, 2023, the unaccreted purchase discount was $2,347.
(2)Excludes the impact of our allowance for credit losses. As of September 30, 2024 and December 31, 2023, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $9,358 and $5,828, respectively.
Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Number of loans	20	24
Total loan commitments	$594,421	$670,293
Unfunded loan commitments (1)	$36,876	$40,401
Principal balance	$557,545	$629,892
Carrying value	$549,944	$622,086
Weighted average coupon rate	8.89%	9.19%
Weighted average all in yield (2)	9.27%	9.64%
Weighted average floor	1.73%	1.36%
Weighted average maximum maturity (years) (3)	2.5	3.0
Weighted average risk rating	3.1	3.0
Weighted average LTV (4)	68%	68%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of September 30, 2024:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$46,083	S + 4.00%	S + 4.33%	01/28/2026	63%	3
2	Dallas, TX	Office	08/25/2021	46,811	43,511	S + 3.25%	S + 3.27%	08/25/2026	72%	4
3	Passaic, NJ	Industrial	09/08/2022	47,000	41,711	S + 3.85%	S + 4.24%	09/08/2027	69%	3
4	Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.27%	03/29/2027	62%	3
5	Starkville, MS	Multifamily	03/22/2022	37,250	37,250	S + 4.00%	S + 4.33%	03/22/2027	70%	2
6	Farmington Hills, MI	Multifamily	05/24/2022	30,520	29,345	S + 3.15%	S + 3.52%	05/24/2027	75%	3
7	Downers Grove, IL	Office	09/25/2020	30,000	29,500	S + 4.25%	S + 4.64%	11/25/2024	67%	4
8	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.57%	11/29/2028	55%	2
9	Las Vegas, NV	Multifamily	06/10/2022	28,950	25,333	S + 3.30%	S + 4.08%	06/10/2027	60%	3
10	Fountain Inn, SC	Industrial	07/13/2023	27,500	24,300	S + 4.25%	S + 4.85%	07/13/2026	76%	3
11	Plano, TX	Office	07/01/2021	27,385	26,569	S + 3.75%	S + 3.76%	07/01/2026	78%	4
12	Fayetteville, GA	Industrial	10/06/2023	25,250	25,250	S + 3.35%	S + 3.73%	10/06/2028	55%	3
13	Carlsbad, CA (4)	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.58%	10/27/2026	78%	4
14	Fontana, CA	Industrial	11/18/2022	24,355	22,000	S + 3.75%	S + 4.29%	11/18/2026	72%	3
15	Los Angeles, CA	Industrial	06/28/2024	23,800	21,630	S + 3.40%	S + 3.84%	06/28/2029	58%	3
16	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.57%	12/09/2026	72%	3
17	Bellevue, WA	Office	11/05/2021	21,000	20,000	S + 3.85%	S + 4.19%	11/05/2026	68%	4
18	Newport News, VA	Multifamily	04/25/2024	17,757	14,629	S + 3.15%	S + 3.89%	04/25/2029	71%	3
19	Sandy Springs, GA	Retail	09/23/2021	16,488	15,287	S + 3.75%	S + 4.06%	09/23/2026	72%	2
20	Lake Mary, FL	Hotel	09/06/2024	16,000	16,000	S + 4.00%	S + 4.42%	09/06/2029	68%	3
	Total/weighted average			$594,421	$557,545	S + 3.74%	S + 4.12%		68%	3.1
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
(4)In October 2024, the maturity of this loan was extended to January 27, 2025.

As of September 30, 2024, we had $594,421 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 20 first mortgage loans. As of September 30, 2024, we had five loans representing approximately 26% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”.
In August 2024, we amended the agreement governing our loan secured by an office property in Dallas, TX. As part of this amendment, the loan commitment was reduced by $3,189, the borrower was required to contribute $2,900 to cash reserves and the maturity date was extended by two years to August 25, 2026. As of September 30, 2024, this loan had an amortized cost of $43,511 and a risk rating of 4.
In August 2024, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the coupon rate was reduced from SOFR + 4.75% to SOFR + 3.75% and the maturity date was extended by two years to July 1, 2026. As of September 30, 2024, this loan had an amortized cost of $26,634 and a risk rating of 4.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.

As of September 30, 2024 and October 24, 2024, all of our borrowers had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of September 30, 2024. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, interest rate fluctuations, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2023 Annual Report.
Financing Activities
The table below is an overview of our Secured Financing Facilities as of September 30, 2024:

Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Citibank Master Repurchase Facility	09/27/2026	$59,714	$155,286	$215,000	$103,390
UBS Master Repurchase Facility	02/18/2025	146,339	58,661	205,000	205,204
BMO Facility	Various	103,855	46,145	150,000	142,827
Wells Fargo Master Repurchase Facility	03/11/2025	67,426	57,574	125,000	90,124
Total		$377,334	$317,666	$695,000	$541,545
The table below details our Secured Financing Facilities activities during the three months ended September 30, 2024:

Carrying Value
Balance at June 30, 2024	$417,939
Borrowings	16,086
Repayments	(57,741)
Deferred fees	(747)
Amortization of deferred fees	391
Balance at September 30, 2024	$375,928
The table below details our Secured Financing Facilities activities during the nine months ended September 30, 2024:

Carrying Value
Balance at December 31, 2023	$454,422
Borrowings	26,283
Repayments	(104,765)
Deferred fees	(1,102)
Amortization of deferred fees	1,090
Balance at September 30, 2024	$375,928
As of September 30, 2024, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 7.25% per annum, excluding associated fees and expenses. As of September 30, 2024 and October 24, 2024, we had a $377,334 aggregate outstanding principal balance under our Secured Financing Facilities.
As of September 30, 2024, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

In September 2024, we amended our amended and restated master repurchase agreement with Citibank, or the Citibank Master Repurchase Agreement. The amendment to the amended and restated Citibank Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to September 27, 2026.
In October 2024, we amended our master repurchase and securities contract with Wells Fargo, or the Wells Fargo Master Repurchase Agreement. The amendment to the Wells Fargo Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to March 11, 2026.
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024:

	Three Months Ended
	September 30, 2024	June 30, 2024	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$15,741	$16,415	$(674)	(4.1%)
Purchase discount accretion	420	782	(362)	(46.3%)
Less: interest and related expenses	(7,875)	(8,385)	510	(6.1%)
Income from loan investments, net	8,286	8,812	(526)	(6.0%)
Revenue from real estate owned	571	568	3	0.5%
Total revenue	8,857	9,380	(523)	(5.6%)
OTHER EXPENSES:
Base management fees	1,083	1,082	1	0.1%
Incentive fees	486	370	116	31.4%
General and administrative expenses	1,011	1,081	(70)	(6.5%)
Reimbursement of shared services expenses	635	691	(56)	(8.1%)
Provision for credit losses	1,518	1,315	203	15.4%
Expenses from real estate owned	634	599	35	5.8%
Total other expenses	5,367	5,138	229	4.5%
Income before income taxes	3,490	4,242	(752)	(17.7%)
Income tax expense	(11)	(13)	2	(15.4%)
Net income	$3,479	$4,229	$(750)	(17.7%)

Weighted average common shares outstanding - basic and diluted	14,723	14,691	32	0.2%

Net income per common share - basic and diluted	$0.23	$0.28	$(0.05)	(17.9%)

Interest and related income. The decrease in interest and related income was primarily the result of a lower average outstanding principal balance for our loan investment portfolio as a result of loan repayments and a prepayment premium received during the three months ended June 30, 2024. The weighted average aggregate principal balance of our loan investments was approximately $581,000 for the three months ended September 30, 2024 as compared to approximately $601,000 for the three months ended June 30, 2024.
Purchase discount accretion. The decrease in purchase discount accretion was primarily due to the purchase discount recorded as part of the Merger becoming fully accreted during the three months ended September 30, 2024.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of lower outstanding principal balances under our Secured Financing Facilities as a result of loan repayments during the three months ended September 30, 2024. The weighted average principal balance was approximately $393,000 for the three months ended September 30, 2024 as compared to approximately $422,000 for the three months ended June 30, 2024.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The increase in management incentive fees was due to higher "core earnings," as defined in our management agreement, for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024.
General and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in share based compensation resulting from shares awarded to our Trustees during the three months ended June 30, 2024.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The decrease in reimbursement of shared services expenses was primarily the result of an adjustment to our estimate of costs for the usage of shared services from RMR during the three months ended September 30, 2024.
Provision for credit losses. The provision for credit losses represents the increase in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the three months ended September 30, 2024 was primarily attributable to declining values for CRE and unfavorable CRE pricing forecasts used in our CECL model and increased provisions for our office loans.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in expenses from real estate owned was primarily due to increases in maintenance expenses.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The decrease in net income was due to the changes noted above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$48,467	$48,814	$(347)	(0.7%)
Purchase discount accretion	2,347	3,307	(960)	(29.0%)
Less: interest and related expenses	(24,933)	(24,600)	(333)	1.4%
Income from loan investments, net	25,881	27,521	(1,640)	(6.0%)
Revenue from real estate owned	1,718	714	1,004	140.6%
Total revenue	27,599	28,235	(636)	(2.3%)
OTHER EXPENSES:
Base management fees	3,245	3,223	22	0.7%
Incentive fees	906	661	245	37.1%
General and administrative expenses	3,055	3,018	37	1.2%
Reimbursement of shared services expenses	2,017	1,913	104	5.4%
Provision for (reversal of) credit losses	3,530	(1,299)	4,829	(371.7%)
Expenses from real estate owned	1,878	734	1,144	155.9%
Total other expenses	14,631	8,250	6,381	77.3%
Income before income taxes	12,968	19,985	(7,017)	(35.1%)
Income tax expense	(27)	(65)	38	(58.5%)
Net income	$12,941	$19,920	$(6,979)	(35.0%)

Weighted average common shares outstanding - basic and diluted	14,697	14,609	88	0.6%

Net income per common share - basic and diluted	$0.87	$1.35	$(0.48)	(35.6%)

Interest and related income. The decrease in interest and related income was primarily the result of lower outstanding principal balances under our loan investment portfolio. The weighted average principal balance was approximately $598,000 for the nine months ended September 30, 2024 as compared to approximately $646,000 for the nine months ended September 30, 2023.
Purchase discount accretion. The decrease in purchase discount accretion was primarily due to the purchase discount recorded as part of the Merger becoming fully accreted during the nine months ended September 30, 2024.
Interest and related expenses. The increase in interest and related expenses was primarily the result of higher benchmark interest rates and higher spreads on advances under our Secured Financing Facilities, partially offset by lower outstanding principal balances under our Secured Financing Facilities during the nine months ended September 30, 2024. The weighted average principal balance was approximately $418,000 for the nine months ended September 30, 2024 as compared to approximately $447,000 for the nine months ended September 30, 2023.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The increase in management incentive fees was due to higher "core earnings," as defined in our management agreement, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based compensation, partially offset by decreases in professional fees during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The increase in reimbursement of shared services expenses was primarily the result of higher usage of shared services from RMR during the nine months ended September 30, 2024.
Provision for (reversal of) credit losses. The provision for (reversal of) credit losses represents the increase in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the nine months ended September 30, 2024 was primarily attributable to declining values for CRE and unfavorable CRE pricing forecasts used in our CECL model and increased provisions for our office loans.
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

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net income	$3,479	$4,229	$12,941	$19,920
Non-cash equity compensation expense	367	497	1,200	970
Non-cash accretion of purchase discount	(420)	(782)	(2,347)	(3,307)
Provision for credit losses	1,518	1,315	3,530	(1,299)
Depreciation and amortization of real estate owned	307	305	969	305
Exit fees collected on loans acquired in Merger (1)	34	—	124	—
Distributable Earnings	$5,285	$5,564	$16,417	$16,589

Weighted average common shares outstanding - basic and diluted	14,723	14,691	14,697	14,609

Net income per common share - basic and diluted	$0.23	$0.28	$0.87	$1.35
Distributable Earnings per common share - basic and diluted	$0.36	$0.38	$1.12	$1.14
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
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents at beginning of period	$87,855	$71,067
Net cash provided by (used in):
Operating activities	16,269	14,944
Investing activities	73,540	(10,702)
Financing activities	(95,467)	(14,779)
Cash and cash equivalents at end of period	$82,197	$60,530

The increase in cash provided by operating activities for the 2024 period compared to the 2023 period was primarily the result of increased interest income earned on cash balances invested and a prepayment premium received in the 2024 period. The increase in cash provided by investing activities was primarily due to increased loan repayments and decreased loan originations in the 2024 period. The decrease in cash used in financing activities was primarily due to increased repayments and lower proceeds from our Secured Financing Facilities in the 2024 period.
Distributions
During the nine months ended September 30, 2024, we declared and paid regular quarterly distributions to our common shareholders totaling $15,556, or $1.05 per common share, using cash on hand.
On October 16, 2024, we declared a regular quarterly distribution of $0.35 per common share, or $5,216, to shareholders of record on October 28, 2024. We expect to pay this distribution to our common shareholders on or about November 14, 2024 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2024 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$36,876	$27,462	$9,414	$—	$—
Principal payments on Secured Financing Facilities (2)	377,334	312,532	64,802	—	—
Interest payments on Secured Financing Facilities (3)	19,700	14,069	5,631	—	—
Lease related costs (4)	228	228	—	—	—
	$434,138	$354,291	$79,847	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of September 30, 2024 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to the Yardley, PA property.
Debt Covenants
Our principal debt obligations as of September 30, 2024 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of September 30, 2024, we had a $273,479 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of September 30, 2024, we had a $103,855 aggregate outstanding principal balance under the BMO Facility.
As of September 30, 2024, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The impact of inflation, geopolitical instability, interest rate fluctuations and economic recession or downturn on the CRE industry generally and specific CRE sectors applicable to our investments and lending markets, us and our borrowers;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended September 30, 2024.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2024	3,717	$12.56	—	$—
September 2024	13,930	13.83	—	—
Total/weighted average	17,647	$13.56	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain current and former officers and employees of Tremont and/or RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Item 6. Exhibits

Exhibit Number	Description
3.1	Declaration of Trust of the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on December 22, 2021.)
3.2	Second Amended and Restated Bylaws of the Company, as of May 30, 2024. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by the Company on June 3, 2024.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)
10.6	First Amendment to Amended and Restated Master Repurchase Agreement, dated September 27, 2024, by and between TRMT CB Lender LLC and Citibank, N.A. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President and Chief Investment Officer
Dated: October 28, 2024

By:	/s/ Fernando Diaz
Fernando Diaz Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: October 28, 2024