Form 10-K
period 2024-12-31
Seven Hills Realty Trust
filed 2025-02-18
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting common shares of beneficial interest, $0.001 par value, or common shares, of the registrant held by non-affiliates was approximately $160.3 million based on the $12.68 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2024. For purposes of this calculation, an aggregate of 2,193,082 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of February 13, 2025: 14,902,773.

References in this Annual Report on Form 10-K to the “Company”, “SEVN”, “we”, “us”, the “Trust” or “our” mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. These statements include words such as “believe”, “could”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “would”, “should”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: the disposition of our real estate owned; economic, market and industry conditions; geopolitical uncertainty; demand for commercial real estate, or CRE, debt and opportunities that may exist for alternative lenders like us; the diversity of our loan investment portfolio; our future lending activity and opportunities; the ability of our borrowers to achieve their business plans; our leverage levels and possible future financings; our liquidity needs and sources; and the amount and timing of future distributions.
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

SEVEN HILLS REALTY TRUST
2024 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company. Seven Hills Realty Trust is a Maryland REIT that focuses primarily on originating and investing in floating rate first mortgage loans that range from $15.0 million to $75.0 million, secured by middle market transitional CRE properties that have values of up to $100.0 million. We define transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties.
As of December 31, 2024, we had a portfolio of 21 floating rate first mortgage loans with aggregate loan commitments of $641.2 million with a weighted average maximum maturity of 2.6 years, a weighted average coupon rate of 8.24% and a weighted average all in yield of 8.62%.
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
•non-recourse to sponsors (subject to customary non-recourse carve-out guarantees); and
•secured by middle market transitional CRE across the United States that are equity owned by well capitalized sponsors with experience investing in the relevant property type.
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
Our strategy to invest in floating rate first mortgage loans generally will result in an increase to our net income in periods of rising interest rates and a decrease to our net income in periods of declining interest rates. Decreases to our net income during periods of declining interest rates may be mitigated by active interest rate floors that are higher than the applicable benchmark index. As of December 31, 2024, 96.1% of our loan portfolio by principal outstanding had interest rate floors in place with a weighted average floor of 2.12%. As of December 31, 2024, SOFR was 4.33%, and as a result, one of our loan investments had an active interest rate floor.

We generally seek to match the terms of our financing, including benchmark indices and duration, to the loans we originate and pledge as collateral. As of December 31, 2024, all amounts outstanding under our financing agreements pay interest at floating rates that are not subject to floors. We currently expect that our leverage, on a debt to equity basis, will generally be below a ratio of 3:1. As of December 31, 2024, our debt to equity ratio was 1.6:1.
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
As of December 31, 2024, we had a portfolio of 21 loans held for investment with a total commitment of $641.2 million, of which $30.4 million remained unfunded. The charts below detail the geographic region and property type of the properties securing the loans in our portfolio by amortized cost as of December 31, 2024:

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

We funded our loan originations to date using cash on hand and advancements under our debt facilities. For further information regarding our debt agreements and our financing sources and activities, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Annual Report on Form 10-K.
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
For additional information about competition and other risks associated with our business, see Item 1A, “Risk Factors—We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate or acquire our target investments on attractive terms or at all” in this Annual Report on Form 10-K.
Our Manager, Tremont Realty Capital LLC. Tremont manages our day to day operations, subject to the oversight and direction of our Board of Trustees. Tremont is an investment adviser registered with the SEC, that is owned by RMR, the majority owned operating subsidiary of The RMR Group Inc., or RMR Inc., a holding company listed on The Nasdaq Stock Market LLC, or Nasdaq.
RMR is an alternative asset management company that provides management services to a wide range of real estate assets, including CRE and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. Most of the CRE assets under management by RMR are middle market properties owned by four publicly traded equity REITs that are managed by RMR. As manager, RMR is responsible for implementing investment strategies and managing day-to-day operation of its managed companies, including the oversight of significant capital expenditure budgets for building improvements and property redevelopment.
As of December 31, 2024, RMR Inc. had over $40 billion of real estate assets under management and the combined RMR managed companies had more than $5 billion of annual revenues, approximately 2,000 properties and over 18,000 employees.
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
As of February 13, 2025, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Jennifer B. Clark, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president, chief financial officer and treasurer; Jeffrey C. Leer, executive vice president; and John G. Murray, executive vice president. Messrs. Portnoy and Jordan are our Managing Trustees. Our President and Chief Investment Officer, Thomas J. Lorenzini, our Chief Financial Officer and Treasurer, Fernando Diaz, and our Vice President, Jared R. Lewis are officers and employees of Tremont and/or RMR.
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
Investments in Human Capital. We have no employees. All services that would otherwise be provided to us by employees are provided or arranged by Tremont. As of December 31, 2024, RMR had over 1,000 employees, including Tremont’s employees, located at its headquarters and more than 35 offices throughout the United States.
Corporate Citizenship. We seek to be a responsible corporate citizen and to strengthen the communities in which we operate. Tremont regularly encourages its employees to engage in a variety of charitable and community programs, including participating in a company-wide service day and charitable gift giving matching program.
Diversity & Inclusion. We value a diversity of backgrounds, experience and perspectives. As of December 31, 2024, our Board was comprised of seven Trustees, of which five were independent and two, or approximately 29%, were female. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status.
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
Our tax counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2020 through 2024 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our tax counsel’s opinions are conditioned upon the assumption that our leases, declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our tax counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our tax counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our tax counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the federal corporate income tax we paid on our retained net capital gain.
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
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that the securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order.
We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions in the regulation.
Assuming that each class of our shares will be “widely held” and that no facts and circumstances exist that restrict transferability of these shares, our tax counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.” Also, the opinion of our tax counsel is not binding on either the Department of Labor or a court, and either could take a position different from that expressed by our tax counsel.
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
•the CRE loans that we originate or acquire are subject to the ability of the property owner to generate net operating income from the underlying property, as well as the risks of defaults and foreclosure, which may be impacted by current economic conditions, including inflation, uncertainty surrounding interest rates and sustained high interest rates, supply chain challenges, labor availability, geopolitical instability and economic downturn, among other factors;
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

Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the CRE industry and/or the local economies in the markets in which the properties relating to our investments are located. Unfavorable market, economic and CRE industry conditions may be due to, among other things, uncertainty surrounding interest rates or sustained high interest rates and inflation, labor market challenges, supply chain disruptions, volatility in the capital markets, pandemics or other public health safety concerns, geopolitical instability (such as the war in Ukraine and conflicts in the Middle East), the new presidential administration, and other conditions beyond our control. Current and future economic conditions in the United States may affect the demand for real estate and real estate financing, real estate values, CRE transaction and leasing activity, rents, capital market stability and liquidity and capital costs. Current economic conditions, including high interest rates, inflation, reduced availability of financing or financing on favorable terms and increased CRE financing costs, have resulted in a reduction in CRE transaction volume and adversely impacted CRE lending, including alternative CRE lenders like us. If these conditions continue or worsen, or if other adverse market conditions arise, CRE transaction activity, capital market stability, financing availability and financing costs for CRE lending may be further negatively impacted. In addition, these conditions may result in a prolonged economic slowdown or recession, which may negatively impact our borrowers’ ability to pay their debt obligations owed to us. Further, these conditions may reduce the value of the properties relating to our investments, which may increase the likelihood that we incur losses if our borrowers default on our loans. If these risks are realized, they may have a material adverse effect on our investment returns, ability to grow our investment portfolio, results of operations, financial condition and ability to pay distributions to our shareholders.

Additionally, events leading to limited liquidity, defaults, non-performance or other adverse developments that affect one industry, such as the financial services industry, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems, may spread to other industries, and could negatively affect our business. For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation and the New York State Department of Financial Services closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver for SVB and Signature. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, there can be no assurances of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The situation related to SVB, Signature and other regional banks could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could result in increased costs and require significant attention from Tremont.
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
As of December 31, 2024, our portfolio consisted of 21 first mortgage loans. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. As a result, the aggregate returns we realize may be adversely affected if any of our investments performs poorly, we need to write down the value of any of our investments or any of our investments is repaid prior to maturity and we are not able to timely redeploy the proceeds in a manner that provides us with comparable returns. The impact of these adverse effects on our aggregate returns may be greater than if our portfolio consisted of a larger number of loans because an impacted loan may comprise a larger proportion of our loan portfolio.
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

As of December 31, 2024, our primary sources of capital were the facilities governed by our Master Repurchase Agreements, including our master repurchase facility with Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, or the Citibank Master Repurchase Facility and our master repurchase facility with UBS, or the UBS Master Repurchase Facility; and our facility loan program with BMO, or the BMO Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities.
As of December 31, 2024, we had $370.1 million of available liquidity from cash and amounts available under our Secured Financing Facilities to fund future loan originations and advances. After we invest these sources, we may not be able to obtain additional capital to make investments that we determine are attractive. If so, this could limit our ability to grow our loan portfolio in the future, including by pursuing opportunities that may be available in our loan origination pipeline, and adversely affect our ability to make or sustain distributions to our shareholders. Our ability to further grow our loan portfolio over time will depend, to a significant degree, upon our ability to obtain additional capital. Our access to additional capital depends upon a number of factors, some of which we have little or no control over, including:
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
If the market price of our common shares does not increase or declines, our cost of equity capital will remain high or further increase, and we may not be able to practically or otherwise raise equity capital by issuing additional equity securities.
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
•changes in national, regional or local economic conditions and/or specific industry segments, including current and future economic conditions caused by pandemics;
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
•changes in laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•acts of God, earthquakes, hurricanes, health epidemics, pandemics and other public health safety events or concerns, and other natural disasters, or acts of war, sabotage, terrorism, social unrest or civil disturbances, in each case which may result in uninsured or underinsured losses.
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
•acts of God, earthquakes, hurricanes, pandemics or other public health safety events or concerns, and other natural disasters, climate change, or acts of war, sabotage, terrorism, social unrest and civil disturbances, in each case which may result in uninsured or underinsured losses;
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
Real property we own or may own in the future, but do not use in the ordinary course of our operations subjects us to risks particular to CRE property. We currently own, have in the past owned, and may own in the future, certain properties as a result of foreclosure of loans secured by such properties. Tenants of properties we may own may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase vacancy, place downward pressure on occupancy, rental rates and income and property valuation. All of these factors could have a material adverse effect on any income we could generate, or expenses we could incur, from the ownership of such properties. Moreover, our ability to sell CRE is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Any material decrease in market prices may lead to CRE write-downs, with a corresponding expense in our statement of operations. Write-downs on CRE or an inability to sell CRE properties could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Furthermore, the management and resolution of CRE increases our costs and requires significant commitments of time from our management and directors, which can be detrimental to the performance of their other responsibilities.

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
Changes in interest rates may be sudden and may significantly reduce our revenues or impede our growth. In efforts to combat rising inflation, the Federal Open Market Committee of the U.S. Federal Reserve, or FOMC, raised interest rates eleven times during 2022 and 2023 and then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. The FOMC cut interest rates three times between September 2024 and December 2024, and it may seek to further reduce interest rates, increase interest rates or maintain current interest rates. Changes in interest rates may materially and negatively affect us in several ways, including:
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
•Changes in credit spreads may negatively impact our net interest income from investments. Even when our investments and borrowings are match funded, our net interest income may decline if we are not able to price new investments and borrowings with terms that result in the same or more favorable differences between the credit spreads we charge to our borrowers and the credit spreads we are charged by our lenders; and
•Investors may consider whether to buy or sell our common shares based upon the then distribution rate on our common shares relative to the then prevailing interest rates. If interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares.

Third party expectations relating to ESG factors may impose additional costs and expose us to new risks.

There remains a continued focus from investors, borrowers, tenants, and their customers, employees, other stakeholders and regulators concerning corporate sustainability, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us and/or potential borrowers may choose not to do business with us if they believe our policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us, our borrowers and their tenants and cause us, our borrowers and their tenants to undertake costly initiatives to satisfy such new criteria. Alternatively, if we, our borrowers or their tenants elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or their policies with respect to corporate sustainability are inadequate. We and our borrowers and their tenants may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals we or they have set or the standards set by various constituencies. If we fail to satisfy the expectations of investors or if our borrowers or their tenants fail to satisfy expectations of their customers, employees and other stakeholders or if any goals or initiatives we or they announce are not executed as planned, our and their reputations and financial results could be adversely affected, net operating income from operations of our borrowers’ and their tenants’ businesses may decrease, our borrowers’ ability to repay our loans may be impaired, risks of default and foreclosure may increase and our results of operations, financial condition, liquidity and our ability to make or sustain distribution to our shareholders may be materially adversely impacted.
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
For example, various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us. We believe this regulatory difference may create opportunities for us to successfully grow our business. There has been increasing commentary amongst regulators and intergovernmental institutions on the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally referring to credit intermediation involving entities and activities outside the regulated banking system and increased oversight and regulation of such entities. In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 established the Financial Stability Oversight Council, or the FSOC, which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. Since December 2019, FSOC has focused its systemically important designation approach for nonbank financial companies on an activities-based approach under which an individual firm would only be so designated if it determined that efforts to address the financial stability risks of that firm’s activities by its primary federal and state regulators have been insufficient. FSOC and a number of other regulators and international organizations are continuing to study the shadow banking system. Compliance with any increased regulation of nonbank credit extensions could adversely impact the implementation of our investment strategy and our returns. In an extreme eventuality, it is possible that such regulations could cause us to cease operations. In addition, the Biden Administration took a more active approach to economic and financial regulation than the first Trump Administration, particularly to promote policy goals involving climate change, racial equity, ESG matters, cybersecurity, consumer financial protection and infrastructure. We cannot predict the ultimate content, timing or effect of legislative and/or regulatory action under the second Trump Administration nor the impact of such changes on our business and operations.
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
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us, RMR, Tremont and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s, Tremont’s or other third parties’ information technology networks and systems or operations. Although much of RMR’s and Tremont’s staff work from RMR’s offices for the majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s and Tremont’s ability to maintain the security, proper function and availability of RMR’s and Tremont’s information technology and systems since remote working by their employees could strain RMR’s and Tremont’s technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s or Tremont’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, its information systems and technology.
In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in Annual Reports on Form 10-K. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with these SEC rules, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act and the New York SHIELD Act. In addition, the SEC has indicated that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
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
As of December 31, 2024, our debt under our Secured Financing Facilities represented 60.3% of our total assets. Subject to market conditions and availability, we expect to incur additional debt through our Secured Financing Facilities or other repurchase or credit facilities (including term loans and revolving facilities), public and private debt issuances or financing arrangements that we may enter into in the future. The amount of leverage we use will vary depending on our available investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and our estimate of the stability of our loan portfolio’s cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others. Leverage can enhance our potential returns but can also exacerbate our losses.
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
Matthew P. Jordan, our other Managing Trustee, is a director and the president and chief executive officer of Tremont and an officer of RMR Inc. and RMR. Thomas J. Lorenzini, our President and Chief Investment Officer, is an officer of RMR and an officer and employee of Tremont. Fernando Diaz, our Chief Financial Officer and Treasurer, is an officer and employee of RMR and an officer of Tremont. Messrs. Portnoy, Jordan, Lorenzini and Diaz have duties to RMR and to Tremont, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Certain of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services.

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
In addition, we may in the future enter into additional transactions with Tremont, RMR, their affiliates or entities managed by them or their subsidiaries. In particular, we may provide financing to entities managed by Tremont, RMR or their subsidiaries, or co-invest with, purchase assets from, sell assets to or arrange financing from any such entities. In addition to his investments in RMR Inc. and RMR, Adam D. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2024, Mr. Portnoy beneficially owned, in aggregate, 13.5% of our outstanding common shares (including through Tremont and ABP Trust), 9.8% of Diversified Healthcare Trust’s outstanding common shares, 1.3% of Industrial Logistics Properties Trust’s outstanding common shares, 1.2% of Service Properties Trust’s outstanding common shares and 1.1% of Office Properties Income Trust’s outstanding common shares. Our executive officers may also own equity investments in other companies to which Tremont, RMR or their subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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

Our bylaws currently provide that, other than any action arising under the Securities Act of 1933, as amended, or the Securities Act, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, manager or other agents to us or our shareholders; (4) any action asserting a claim against us or any of our Trustees, officers, manager or other agents arising pursuant to Maryland law, our declaration of trust or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of our shareholders or shareholders against us or any of our Trustees, officers, manager or other agents, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (5) any action asserting a claim against us or any of our Trustees, officers, manager or other agents that is governed by the internal affairs doctrine of the State of Maryland. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. Unless we otherwise consent in writing, the sole and exclusive forum for claims that arise under the Securities Act is the federal district courts of the United States of America, to the fullest extent of the law. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to maintain our qualification for taxation as a REIT, investments, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to pay distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of investments which we seek to make, may increase our exposure to interest rate risk, CRE lending market fluctuations and liquidity risk.
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
Risks Relating to Our Taxation
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

If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we may be subject to material amounts of federal and state income taxes, our cash available for distribution to our shareholders could be reduced, and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
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
From time to time, we may experience timing and other differences, for example on account of income and expense accrual principles under U.S. federal income tax laws, or on account of repaying outstanding indebtedness, whereby our available cash is less than, or does not otherwise correspond to, our taxable income. In addition, the IRC requires that income be taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the IRC. As a result, from time to time we may not have sufficient cash to meet our REIT distribution requirements. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to pay distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.

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

Some leading market indexes exclude companies whose dividends to shareholders constitute UBTI. For purposes of the IRC, shareholder dividends attributable to a REIT’s “excess inclusion income” are treated as UBTI to specified investors, and thus REITs that generate excess inclusion income are generally not eligible for inclusion in these market indexes. Furthermore, REIT dividends attributable to excess inclusion income cause both the REIT and its shareholders to experience a range of disruptive and adverse U.S. federal income tax consequences, including the recognition of UBTI by specified tax-exempt shareholders, the unavailability of treaty benefits to non-U.S. shareholders and the unavailability of net operating losses to offset such income with respect to U.S. taxable shareholders. We do not intend to acquire assets or enter into financing or other arrangements that will produce excess inclusion income for our shareholders. As a result, we may forgo investment or financing opportunities that we would otherwise have considered attractive or implement these arrangements through a TRS, which would increase the cost of these activities because TRSs are subject to U.S. federal income tax. Furthermore, our analysis regarding our investments’ or activities’ potential for generating excess inclusion income could be subject to challenge or we could affirmatively modify our position regarding the generation of excess inclusion income in the future. In either case, our shareholders could suffer adverse tax consequences through the recognition of UBTI or the other adverse consequences that flow from excess inclusion income. Furthermore, in such an event, our common shares could become ineligible for inclusion in those market indexes that exclude UBTI-generating stock, which could adversely affect demand for our common shares and the market price of our common shares.
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
As with other publicly traded equity securities and REIT securities, the market price of our common shares and other securities depends on various market conditions that are subject to change from time to time. We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the market price of the equity securities, relative to interest rates. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. In efforts to combat rising inflation, the FOMC raised interest rates eleven times during 2022 and 2023 and then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. The FOMC cut interest rates three times between September 2024 and December 2024, and it may seek to further reduce interest rates, increase interest rates or maintain current interest rates. In addition, the U.S. and global economies have continued to experience inflation above historic levels, constrained labor availability, supply chain challenges, global instability and economic downturn. These conditions have negatively impacted REIT share prices and, if they continue or worsen, may have further adverse impacts on the market value of our securities.
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
As of February 13, 2025, there were 84 shareholders of record of our common shares.
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended December 31, 2024.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2024	3,602	$13.61	—	$—
December 2024	78	13.35	—	—
Total/weighted average	3,680	$13.60	—	—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain of our officers and certain officers and employees of Tremont and/or RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except share data)
We are a Maryland REIT. Our business strategy is focused on originating and investing in floating rate first mortgage loans that range from $15,000 to $75,000, secured by middle market transitional CRE properties that have values up to $100,000. We define transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. Our mortgage loans are classified as loans held for investment in our consolidated balance sheets.
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
Market Conditions. Early in 2024, CRE investors seemed cautiously optimistic that inflation had peaked, the U.S. economy was likely headed for a “soft-landing” and the FOMC was poised to reduce the federal funds rate by 125 to 150 basis points by year end. With the anticipation of lower interest rates in the future, investors delayed sale or refinancing decisions, which resulted in tepid CRE investment and transaction volume during the first half of 2024. In September 2024, citing progress toward its 2% inflation target, the FOMC lowered the targeted federal funds rate by 50 basis points, providing CRE owners initial relief from high borrowing costs and reduced uncertainty regarding the timing and magnitude of future rate cuts. The FOMC then followed with two additional 25 basis point reductions by year end. Although the 100-basis point reduction fell short of expectations, the reduction in overall borrowing costs helped spur CRE refinancing activity through the fourth quarter of 2024, and we believe there is a renewed appetite amongst most lenders to increase CRE loan origination volume in 2025.

The CMBS financing market was a key provider of debt liquidity to the CRE industry in 2024. Increasing demand from bond investors has translated into tighter credit spreads, particularly for 5-year loans which have become more popular among borrowers anticipating further interest rate reductions at the longer end of the yield curve. Life insurance companies continue to expand their product offerings, providing low leverage, fixed rate term debt for stabilized assets as well as floating rate capital for more transitional properties, which were once reserved for banks and alternative lenders, like us. The banking sector, particularly smaller regional banks, continues to be impacted by increased regulations and capital charges related to legacy CRE and construction loan portfolios. However, larger banks have continued to work through these challenges and have found ways to begin to increase CRE exposure, including on a direct basis and through warehouse lines of credit to debt funds and mortgage REITs, like us. Agency lenders, such as Fannie-Mae and Freddie-Mac, continue to provide liquidity to the multifamily market. Volatility in long-term interest rates, however, has resulted in increased competition for multifamily loans from CMBS/conduit providers, life-insurance companies and alternative lenders. Despite an increase in delinquencies on loans financed by the CRE-CLO market in 2024, concerns about collateral and loan performance have waned. CLO bond investors continue to demonstrate an appetite for these bonds which has resulted in increased competition for new, quality multifamily loans to package and sell, driving down spreads and borrowers’ interest expense.

In addition to lower interest rates and increased liquidity from CRE debt providers, property fundamentals continue to stabilize as supply/demand imbalances across most property sectors continue to normalize.

The U.S. office market continues to navigate the impact of the post COVID-19 Pandemic remote workplace dynamics, and corporations are increasingly requiring return-to-office mandates. Additionally, fewer construction starts should improve the supply/demand imbalance in the office market. Retail assets, particularly needs based and grocery anchored retail, have benefited from a strong consumer market and a healthy job market. New supply in the industrial sector resulted in downward pressure on rent growth during 2024, but fewer new construction starts, strong consumer demand and onshoring of manufacturing is expected to bring equilibrium to the sector by the end of 2025. As for the multifamily market, the lack of affordable housing in the United States and the rent versus own dynamic continue to favor the sector. While there has been oversupply in certain markets and a subsequent decline in rents, it is expected that for most markets, the supply/demand imbalance will be short lived, and once equilibrium is reached, rent-growth will return.

Interest rate cuts in the latter half of 2024 have resulted in CRE investors again being cautiously optimistic heading into 2025. Over $2 trillion in CRE debt is expected to mature over the next two years. These maturities, coupled with a lower and more stabilized interest rate environment, are likely to provide investors with greater investment opportunities, which we expect will translate into more lending activity. Looking forward, it is unclear how geopolitical uncertainty, and the new presidential administration, may impact the commercial real estate sector, but we believe that the CRE lending market remains well positioned for 2025.

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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.10% to 5.20%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of December 31, 2024, SOFR was 4.33%, and as a result, one of our loan investments had an active interest rate floor.
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
Non-GAAP Financial Measures
We present Distributable Earnings, Distributable Earnings per common share and Adjusted Book Value per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent net income, net income per common share or cash generated from operating activities and should not be considered as alternatives to net income or net income per common share determined in accordance with GAAP or as an indication of our cash flows from operations determined in accordance with U.S. generally accepted accounting principles, or GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Distributable Earnings and Distributable Earnings per common share may not be comparable to distributable earnings and distributable earnings per common share as reported by other companies.
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
Adjusted Book Value per Common Share
The table below calculates our book value per common share:

	As of December 31,
	2024	2023
Shareholders' equity	$269,278	$271,248
Total outstanding common shares	14,903	14,811
Book value per common share	18.07	18.31
Unaccreted purchase discount per common share (1)	—	0.16
Allowance for credit losses per common share (2)	0.60	0.40
Adjusted Book Value per common share	$18.67	$18.87
(1)Excludes the impact of the unaccreted purchase discount resulting from the excess of the fair value of the loans TRMT then held for investment and that we acquired as a result of the Merger over the consideration we paid in the Merger. The purchase discount of $36,443 was allocated to each acquired loan and was accreted into income over the remaining term of the respective loan. As of December 31, 2024, the purchase discount was fully accreted. As of December 31, 2023, the unaccreted purchase discount was $2,347.
(2)Excludes the impact of our allowance for credit losses. As of December 31, 2024 and 2023, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $8,908 and $5,828, respectively. For further information on our adoption of our allowance for credit losses, see Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Number of loans	21	24
Total loan commitments	$641,213	$670,293
Unfunded loan commitments (1)	$30,402	$40,401
Principal balance	$610,811	$629,892
Carrying value	$601,842	$622,086
Weighted average coupon rate	8.24%	9.19%
Weighted average all in yield (2)	8.62%	9.64%
Weighted average floor	2.12%	1.36%
Weighted average maximum maturity (years) (3)	2.6	3.0
Weighted average risk rating	3.1	3.0
Weighted average LTV (4)	67%	68%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of December 31, 2024:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield(1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$52,050	S + 4.00%	S + 4.30%	01/28/2026	63%	3
2	Passaic, NJ	Industrial	09/08/2022	47,000	43,808	S + 3.85%	S + 4.22%	09/08/2027	69%	3
3	Dallas, TX	Office	08/25/2021	46,811	43,511	S + 3.25%	S + 3.27%	08/25/2026	72%	4
4	Boston, MA	Hotel	12/16/2024	45,000	39,800	S + 3.95%	S + 4.39%	12/16/2029	49%	3
5	Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.27%	03/29/2027	62%	3
6	Oxford, MS	Multifamily	11/26/2024	42,000	42,000	S + 2.95%	S + 3.35%	11/26/2029	75%	2
7	Farmington Hills, MI	Multifamily	05/24/2022	30,520	29,443	S + 3.15%	S + 3.52%	05/24/2027	75%	3
8	Downers Grove, IL	Office	09/25/2020	30,000	29,500	S + 5.00%	S + 5.91%	02/24/2025	67%	4
9	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.56%	11/29/2028	55%	2
10	Fountain Inn, SC	Industrial	07/13/2023	27,500	24,300	S + 4.25%	S + 4.85%	07/13/2026	76%	2
11	Plano, TX	Office	07/01/2021	27,385	26,569	S + 3.75%	S + 3.76%	07/01/2026	78%	4
12	Las Vegas, NV	Multifamily	06/10/2022	25,992	25,448	S + 3.30%	S + 4.07%	06/10/2027	60%	3
13	Fayetteville, GA	Industrial	10/06/2023	25,250	25,250	S + 3.35%	S + 3.73%	10/06/2028	55%	3
14	Carlsbad, CA	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.26%	10/27/2026	78%	4
15	Fontana, CA	Industrial	11/18/2022	24,355	22,000	S + 3.75%	S + 4.09%	11/18/2026	72%	3
16	Los Angeles, CA	Industrial	06/28/2024	23,800	21,940	S + 3.40%	S + 3.83%	06/28/2029	58%	3
17	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.54%	12/09/2026	72%	3
18	Bellevue, WA	Office	11/05/2021	21,000	20,000	S + 3.85%	S + 4.01%	11/05/2026	68%	4
19	Newport News, VA	Multifamily	04/25/2024	17,757	14,759	S + 3.15%	S + 3.87%	04/25/2029	71%	3
20	Sandy Springs, GA	Retail	09/23/2021	16,488	15,286	S + 3.75%	S + 4.05%	09/23/2026	72%	2
21	Lake Mary, FL	Hotel	09/06/2024	16,000	16,000	S + 4.00%	S + 4.41%	09/06/2029	68%	3
	Total/weighted average			$641,213	$610,811	S + 3.72%	S + 4.10%		67%	3.1
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

As of December 31, 2024, we had $641,213 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 21 first mortgage loans. As of December 31, 2024, we had five loans representing approximately 24% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”.
In August 2024, we amended the agreement governing our loan secured by an office property in Dallas, TX. As part of this amendment, the loan commitment was reduced by $3,189, the borrower was required to contribute $2,900 to cash reserves and the maturity date was extended by two years to August 25, 2026. As of December 31, 2024, this loan had an amortized cost of $43,511 and a risk rating of 4.
In August 2024, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the coupon rate was reduced from SOFR + 4.75% to SOFR + 3.75% and the maturity date was extended by two years to July 1, 2026. As of December 31, 2024, this loan had an amortized cost of $26,635 and a risk rating of 4.
In November 2024, we amended the agreement governing our loan secured by an office property in Carlsbad, CA. As part of this amendment, the borrower was required to contribute $1,100 to cash reserves and the maturity date was extended by two years to October 27, 2026. As of December 31, 2024, this loan had an amortized cost of $24,412 and a risk rating of 4.
In November 2024, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the maturity date was extended by 90 days to February 5, 2025. Subsequently, in January 2025, the maturity date was extended by 60 days to April 7, 2025. As of December 31, 2024, this loan had an amortized cost of $19,997 and a risk rating of 4.

All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
As of December 31, 2024 and February 13, 2025, all of our borrowers with outstanding loans had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of December 31, 2024. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, interest rate fluctuations, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. Some of the factors that have impacted us and could continue to impact us are outlined in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K. For further information regarding our loan portfolio and risk rating policy, see Notes 2 and 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Financing Activities
Our secured financing agreements at December 31, 2024 consisted of agreements that govern our Wells Fargo Master Repurchase Facility, our Citibank Master Repurchase Facility, our BMO Facility and our UBS Master Repurchase Facility.
In September 2024, we amended our Citibank Master Repurchase Agreement. The amendment to the Citibank Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to September 27, 2026.
In October 2024, we amended our Wells Fargo Master Repurchase Agreement. The amendment to the Wells Fargo Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to March 11, 2026.
In December 2024, we amended the fee letter to our UBS Master Repurchase Agreement to extend the stated maturity date to February 18, 2026 and increase the maximum facility size to $250,000.
For further information regarding our Secured Financing Facilities, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
The table below is an overview of our Secured Financing Facilities as of December 31, 2024:

Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
UBS Master Repurchase Facility	02/18/2026	$181,989	$68,011	$250,000	$267,084
Citibank Master Repurchase Facility	09/27/2026	93,314	121,686	215,000	145,520
BMO Facility	Various	103,855	46,145	150,000	145,234
Wells Fargo Master Repurchase Facility	03/11/2026	40,464	84,536	125,000	52,973
Total		$419,622	$320,378	$740,000	$610,811
The table below details our Secured Financing Facilities activities during the year ended December 31, 2024:

Carrying Value
Balance at December 31, 2023	$454,422
Borrowings	101,335
Repayments	(137,529)
Deferred fees	(1,855)
Amortization of deferred fees	1,423
Balance at December 31, 2024	$417,796

As of December 31, 2024, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 6.62% per annum, excluding associated fees and expenses. As of December 31, 2024 and February 13, 2025, we had a $419,622 and $442,026, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of December 31, 2024, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$62,415	$66,337	$(3,922)	(5.9)%
Purchase discount accretion	2,347	4,128	(1,781)	(43.1)%
Less: interest and related expenses	(31,769)	(33,518)	1,749	(5.2)%
Income from loan investments, net	32,993	36,947	(3,954)	(10.7)%
Revenue from real estate owned	2,281	1,288	993	77.1%
Total revenue	35,274	38,235	(2,961)	(7.7)%
OTHER EXPENSES:
Base management fees	4,329	4,303	26	0.6%
Incentive fees	974	968	6	0.6%
General and administrative expenses	3,902	3,947	(45)	(1.1%)
Reimbursement of shared services expenses	2,647	2,596	51	2.0%
Provision for (reversal of) credit losses	3,080	(799)	3,879	485.5%
Expenses from real estate owned	2,489	1,293	1,196	92.5%
Total other expenses	17,421	12,308	5,113	41.5%
Income before income taxes	17,853	25,927	(8,074)	(31.1%)
Income tax (expense) benefit	(33)	38	(71)	(186.8%)
Net income	17,820	25,965	(8,145)	(31.4%)

Weighted average common shares outstanding - basic and diluted	14,712	14,625	87	0.6%

Net income per common share - basic and diluted	$1.20	$1.76	$(0.56)	(31.8%)

Interest and related income. The decrease in interest and related income was primarily the result of lower outstanding principal balances under our loan investment portfolio during the year ended December 31, 2024. The weighted average principal balance was approximately $603,000 for the year ended December 31, 2024 compared to approximately $646,000 for the year ended December 31, 2023.
Purchase discount accretion. The decrease in purchase discount accretion was due to the purchase discount recorded as part of the Merger becoming fully accreted during the year ended December 31, 2024.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of lower outstanding principal balances under our Secured Financing Facilities during the year ended December 31, 2024. The weighted average principal balance was approximately $411,000 for the year ended December 31, 2024 compared to approximately $447,000 for the year ended December 31, 2023.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Base management and incentive fees. We recognize base management and incentive fees payable to Tremont in accordance with our management agreement. The increase in base management and incentive fees was due to higher “core earnings”, as defined in our management agreement, during the year ended December 31, 2024.
General and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in professional fees during the year ended December 31, 2024.

Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The increase in reimbursement of shared services expenses was primarily the result of higher usage of shared services from RMR during the year ended December 31, 2024.
Provision for (reversal of) credit losses. The provision for (reversal of) credit losses represents the increase in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the year ended December 31, 2024 was primarily attributable to declining values for CRE and unfavorable CRE pricing forecasts used in our current expected credit loss, or CECL, model and increased provisions for certain of our office loans.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Income tax (expense) benefit. Income tax expense for the year ended December 31, 2024 is a result of income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The decrease in net income was due to the changes noted above.
Reconciliation of Net Income to Distributable Earnings
The table below demonstrates how we calculate Distributable Earnings and Distributable Earnings per common share, which are non-GAAP measures, and provides a reconciliation of these non-GAAP measures to net income:

	Year Ended December 31,
	2024	2023
Net income	$17,820	$25,965
Non-cash equity compensation expense	1,359	1,121
Non-cash accretion of purchase discount	(2,347)	(4,128)
Provision for (reversal of) credit losses	3,080	(799)
Depreciation and amortization of real estate owned	1,248	594
Exit fees collected on loans acquired in Merger (1)	124	148
Distributable Earnings	$21,284	$22,901

Weighted average common shares outstanding - basic and diluted	14,712	14,625

Net income per common share - basic and diluted	$1.20	$1.76
Distributable Earnings per common share - basic and diluted	$1.45	$1.57
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

Pursuant to the terms of our Citibank Master Repurchase Facility, our UBS Master Repurchase Facility and our Wells Fargo Master Repurchase Facility, we may sell to, and later repurchase from, Citibank, UBS and Wells Fargo, the purchased assets related to the applicable facility. The initial purchase price paid by Citibank of each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank's approval. The initial purchase price paid by UBS of each purchased asset is up to 80% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to UBS's approval. The initial purchase price paid by Wells Fargo for each purchased asset is up to 75% or 80%, depending on the property type of the purchased asset’s real estate collateral, of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, and subject to Wells Fargo’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank, UBS or Wells Fargo, as applicable, the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank, UBS or Wells Fargo, as applicable, relating to such purchased asset.
The interest rates related to our Citibank, UBS and Wells Fargo purchased assets are calculated at SOFR plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral. Citibank has the discretion to make advancements at margins higher than 75%, and UBS and Wells Fargo each has the discretion to make advancements at margins higher than 80%.
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
The following is a summary of our sources and uses of cash flows for the period presented:

	Year Ended December 31,
	2024	2023
Cash and cash equivalents at beginning of period	$87,855	$71,067
Net cash provided by (used in):
Operating activities	20,110	20,270
Investing activities	21,261	35,844
Financing activities	(58,476)	(39,326)
Cash and cash equivalents at end of period	$70,750	$87,855
The decrease in cash provided by operating activities for 2024 compared to 2023 was primarily the result of lower net interest income earned on loan investments due to lower amounts invested, partially offset by favorable changes in working capital, higher interest income earned on cash balances invested and increased cash earned from our real estate owned. The decrease in cash provided by investing activities was primarily due to increased fundings for our existing loan portfolio as borrowers carry out their business plans and decreased loan repayments in 2024 compared to 2023. The increase in cash used in financing activities was primarily due to lower proceeds from our Secured Financing Facilities in 2024 compared to 2023.
Distributions
During the year ended December 31, 2024, we declared and paid distributions totaling $20,772, or $1.40 per common share, using cash on hand.
On January 16, 2025, we declared a regular quarterly distribution of $0.35 per common share, or $5,216, to shareholders of record on January 27, 2025. We expect to pay this distribution on February 20, 2025 using cash on hand.
For further information regarding distributions, see Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2024 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unfunded loan commitments (1)	$30,402	$15,896	$14,506	$—	$—
Principal payments on Secured Financing Facilities (2)	419,622	255,765	163,857	—	—
Interest payments on Secured Financing Facilities (3)	25,324	19,191	6,133	—	—
Lease related costs (4)	138	138	—	—	—
	$475,486	$290,990	$184,496	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of December 31, 2024 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to the Yardley, PA property.
Debt Covenants
Our principal debt obligations as of December 31, 2024 were the outstanding balances under our Secured Financing Facilities. Our Master Repurchase Agreements provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of December 31, 2024, we had a $315,767 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of December 31, 2024, we had a $103,855 aggregate outstanding principal balance under the BMO Facility.
As of December 31, 2024, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and our other filings with the SEC, which are incorporated herein by reference, including our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, or our 2025 Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2024. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
Allowance for Credit Losses. On January 1, 2023, we adopted Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the “incurred loss” model for recognizing credit losses with a forward-looking “expected loss” model that generally will result in the earlier recognition of credit losses. We measure our allowance for credit losses using the CECL model, which is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount.
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

Given the lack of historical loss data related to our loan portfolio, we estimate our expected losses using an analytical model that considers the likelihood of default and loss given default for each individual loan. This analytical model incorporates data from a third party database with historical loan loss information for commercial mortgage-backed securities, or CMBS, and CRE loans since 1998. Significant inputs to the model include certain loan specific data, such as LTV, property type, geographic location, occupancy, vintage year, remaining loan term, net operating income, expected timing and amounts of future loan fundings, and macroeconomic forecast assumptions, including the performance of CRE assets, unemployment rates, interest rates and other factors. We utilize the model to estimate credit losses over a reasonable and supportable economic forecast period of 12 months, followed by a straight-line reversion period of six months to average historical losses. Average historical losses are established using a population of third party historical loss data that approximates our portfolio as of the measurement date. We evaluate the estimated allowance for each of our loans individually and we consider our internal loan risk rating as the primary credit quality indicator underlying our assessment.
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

Real Estate Owned. Upon acquisition, real estate owned is recognized at the fair value of the property at the time of acquisition. We allocate the purchase price to land, building and improvements and intangibles based on determinations of the relative fair values of these assets assuming the properties are vacant. The fair value of the property and the allocation of the purchase price are based on our estimates, which are informed by standard industry valuation methods, including discounted cash flow analyses and sales comparisons.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (2013 Framework) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective.
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
We have adopted comprehensive insider trading policies and procedures that apply to trustees, directors, officers and employees, as applicable, of us and RMR. These policies are designed to prevent trading on the basis of material nonpublic information and to ensure compliance with applicable securities laws. The policies include provisions for pre-clearance of trades, blackout periods and the establishment of Rule-10b5-1 trading plans. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.
The remainder of the information required by Item 10 will be included in our 2025 Proxy Statement, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of Tremont and of RMR under our Amended and Restated 2021 Equity Compensation Plan, or the 2021 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2021 Plan. The terms of awards made under the 2021 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The table below is as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2021 Plan	None	None	57,466 (1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	57,466 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2021 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2021 Plan.
Payments by us to RMR and RMR employees are described in Notes 7 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

10.7	Limited Guaranty, dated February 18, 2021, by the Company, in favor of UBS AG. (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on February 22, 2021.)
10.8
Amendment No. 2 to Master Repurchase Agreement, dated March 9, 2022, by and between RMTG Lender LLC and UBS AG. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.)

10.9
Amended and Restated Master Repurchase Agreement, dated March 15, 2022, by and between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on March 16, 2022.)

10.10
Amended and Restated Guaranty, dated as of September 30, 2021, by the Company in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.11	First Amendment to Amended and Restated Master Repurchase Agreement, dated September 27, 2024, by and between TRMT CB Lender LLC and Citibank, N.A. (Filed herewith.)
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

10.18	First Amendment to Master Repurchase and Securities Contract, dated October 25, 2024, by and between Seven Hills WF Lender LLC and Wells Fargo Bank, National Association. (Filed herewith.)
10.19
Property Management Agreement, dated as of July 8, 2023, between The RMR Group LLC and Floral Vale LLC, a subsidiary of the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

19.1	Seven Hills Realty Trust Insider Trading Policies and Procedures. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
97.1	Seven Hills Realty Trust Clawback Policy. (Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)
(+) Contract with management or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Seven Hills Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seven Hills Realty Trust (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Allowance for credit losses – Refer to Notes 2 and 3 to the financial statements
The allowance for credit losses for loans held for investment is a management estimate that is developed using an analytical model. The allowance is estimated at the individual loan level and utilizes significant inputs in the analytical model that includes loan specific data, as well as macroeconomic forecast assumptions.

Macroeconomic forecast assumptions include the performance of commercial real estate assets, unemployment rates, interest rates and other factors. We have identified the macroeconomic factors within the CECL allowance estimate as a critical audit matter because of the subjectivity, complexity and estimate uncertainty in determining the impact of the factors on the Company’s allowance for credit losses.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to assess the macroeconomic factors applied by management to determine the allowance for credit losses included, among others:

•We tested the design and implementation of controls over management’s review of the allowance for credit losses, including management’s judgements involved in determination of the macroeconomic factors applied to determine the allowance for credit losses.
•We evaluated the reasonableness of the methodology and macroeconomic assumptions used by management to develop the allowance for credit losses.
•We tested the accuracy and completeness of quantitative data used by management to develop the adjustments to account for current and future economic conditions.
•We utilized credit specialists to assist in the evaluation of management’s allowance for credit losses methodology and assumptions, including the macroeconomic assumptions.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 18, 2025

We have served as the Company's auditor since 2021.

SEVEN HILLS REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$70,750	$87,855
Loans held for investment	609,916	626,462
Allowance for credit losses	(8,074)	(4,376)
Loans held for investment, net	601,842	622,086
Real estate owned, net	11,187	11,278
Acquired real estate leases, net	3,366	4,137
Accrued interest receivable	2,954	3,632
Prepaid expenses and other assets, net	2,709	2,537
Total assets	$692,808	$731,525

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$3,982	$3,808
Secured financing facilities, net	417,796	454,422
Due to related persons	1,752	2,047
Total liabilities	423,530	460,277

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,902,773 and 14,811,410 shares issued and outstanding, respectively	15	15
Additional paid in capital	240,425	239,443
Cumulative net income	89,480	71,660
Cumulative distributions	(60,642)	(39,870)
Total shareholders' equity	269,278	271,248
Total liabilities and shareholders' equity	$692,808	$731,525

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023
INCOME FROM INVESTMENTS:
Interest and related income	$62,415	$66,337
Purchase discount accretion	2,347	4,128
Less: interest and related expenses	(31,769)	(33,518)
Income from loan investments, net	32,993	36,947
Revenue from real estate owned	2,281	1,288
Total revenue	35,274	38,235
OTHER EXPENSES:
Base management fees	4,329	4,303
Incentive fees	974	968
General and administrative expenses	3,902	3,947
Reimbursement of shared services expenses	2,647	2,596
Provision for (reversal of) credit losses	3,080	(799)
Expenses from real estate owned	2,489	1,293
Total other expenses	17,421	12,308
Income before income taxes	17,853	25,927
Income tax (expense) benefit	(33)	38
Net income	$17,820	$25,965

Weighted average common shares outstanding - basic and diluted	14,712	14,625

Net income per common share - basic and diluted	$1.20	$1.76

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total
Balance at December 31, 2022	14,709	$15	$238,505	$52,290	$(19,231)	$271,579
Cumulative-effect adjustment upon adoption of credit loss accounting standard	—	—	—	(6,595)	—	(6,595)
Share grants	122	—	1,124	—	—	1,124
Share repurchases	(17)	—	(183)	—	—	(183)
Share forfeitures	(3)	—	(3)	—	—	(3)
Net income	—	—	—	25,965	—	25,965
Distributions	—	—	—	—	(20,639)	(20,639)
Balance at December 31, 2023	14,811	15	239,443	71,660	(39,870)	271,248
Share grants	120	—	1,359	—	—	1,359
Share repurchases	(28)	—	(377)	—	—	(377)
Net income	—	—	—	17,820	—	17,820
Distributions	—	—	—	—	(20,772)	(20,772)
Balance at December 31, 2024	14,903	$15	$240,425	$89,480	$(60,642)	$269,278

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,820	$25,965
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(2,347)	(4,128)
Provision for (reversal of) credit losses	3,080	(799)
Amortization of loan origination and exit fees	(2,697)	(3,333)
Amortization of deferred financing costs	1,423	1,405
Straight line rental income	(447)	(647)
Depreciation and amortization	1,291	604
Share based compensation	1,359	1,121
Changes in operating assets and liabilities:
Accrued interest receivable	678	(498)
Prepaid expenses and other assets	188	630
Accounts payable, accrued liabilities and other liabilities	57	(253)
Due to related persons	(295)	203
Net cash provided by operating activities	20,110	20,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(132,061)	(131,679)
Additional funding of loans held for investment	(12,333)	(5,416)
Repayment of loans held for investment	165,984	172,283
Cash assumed from transfer of loans held for investment to real estate owned	—	1,742
Real estate owned improvements	(329)	(1,086)
Net cash provided by investing activities	21,261	35,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	101,335	123,208
Repayments under secured financing facilities	(137,529)	(141,009)
Payments of deferred financing costs	(1,133)	(703)
Repurchase of common shares	(377)	(183)
Distributions	(20,772)	(20,639)
Net cash used in financing activities	(58,476)	(39,326)

(Decrease) increase in cash and cash equivalents	(17,105)	16,788
Cash and cash equivalents at beginning of period	87,855	71,067
Cash and cash equivalents at end of period	$70,750	$87,855

SUPPLEMENTAL DISCLOSURES:
Interest paid	$30,555	$32,079
Income taxes (refunded) paid	$(35)	$135

NON-CASH INVESTING ACTIVITIES
Transfer of loans held for investment to real estate owned	$—	$14,800
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

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Given the lack of historical loss data related to our loan portfolio, we estimate our expected losses using an analytical model that considers the likelihood of default and loss given default for each individual loan. This analytical model incorporates data from a third party database with historical loan loss information for commercial mortgage-backed securities, or CMBS, and CRE loans since 1998. We estimate the allowance for credit losses for our portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to the model include certain loan specific data, such as loan to value, or LTV, property type, geographic location, occupancy, vintage year, remaining loan term, net operating income, expected timing and amounts of future loan fundings and macroeconomic forecast assumptions, including the performance of CRE assets, unemployment rates, interest rates and other factors. We utilize the model to estimate credit losses over a reasonable and supportable economic forecast period of 12 months, followed by a straight-line reversion period of six months to average historical losses. Average historical losses are established using a population of third party historical loss data that approximates our portfolio as of the measurement date. We evaluate the estimated allowance for each of our loans individually and we consider our internal loan risk rating as the primary credit quality indicator underlying our assessment.
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
Upon acquisition, real estate owned is recognized at the fair value of the property at the time of acquisition. We allocate the purchase price to land, building and improvements, and acquired in place leases based on determinations of the relative fair values of these assets assuming the properties are vacant. The fair value of the property is determined using Level III inputs and standard industry valuation methods, including discounted cash flow analyses that are based on a number of factors, including capitalization rates and discount rates, among others, and sales comparisons. If the amortized cost of the loan exceeds the fair value of the property the difference is recorded through the allowance for credit losses as a write off. Conversely, if the fair value of the property exceeds the amortized cost of the loan, the difference is recorded through the allowance for credit losses as a recovery, with any excess recorded as a gain. Any related shortfall or excess of previously established allowances for credit losses is recognized in the consolidated statements of operations as a provision for or reversal of credit losses, respectively.
Subsequent to acquisition, costs incurred related to improvements to the property are capitalized and depreciated over their estimated useful lives and costs related to the operation of the property are expensed as incurred. We recognize depreciation on a straight line basis over estimated useful lives generally ranging from 7 to 40 years.
We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of acquisition. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. We amortize the value of acquired in place leases (included in acquired real estate leases, net in our consolidated balance sheets) over the terms of the associated leases. Such amortization is included in expenses from real estate owned in our consolidated statements of operations.
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
See Note 4 for further information regarding our real estate owned.
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
If a loan's interest or principal payments are not paid when due and there is uncertainty that such payments will be collected, the loan may be categorized as non-accrual and no interest will be recorded until it is collected. When all overdue payments are collected and, in our judgment, a loan is likely to remain current, it may be re-categorized as accrual. We did not have any non-accrual loans as of December 31, 2024.
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
Segments. Effective for the fiscal year ended December 31, 2024, we adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, or ASC 280, in interim periods; and iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. As a result, we have included additional information related to the required disclosures within Note 13 to our consolidated financial statements.
New Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board issued ASU No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, or ASU No. 2024-03, which requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact ASU No. 2024-03 will have on our consolidated financial statements and disclosures.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 3. Loans Held for Investment, net
We originate first mortgage loans secured by middle market and transitional CRE, which are generally to be held as long term investments.
The table below provides overall statistics for our loan portfolio as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Number of loans	21	24
Total loan commitments	$641,213	$670,293
Unfunded loan commitments (1)	$30,402	$40,401
Principal balance	$610,811	$629,892
Carrying value	$601,842	$622,086
Weighted average coupon rate	8.24%	9.19%
Weighted average all in yield (2)	8.62%	9.64%
Weighted average floor	2.12%	1.36%
Weighted average maximum maturity (years) (3)	2.6	3.0
Weighted average risk rating	3.1	3.0
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
The table below represents our loan activities during 2023 and 2024:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2022	$678,555	$(8,626)	$669,929
Additional funding	5,650	(14)	5,636
Originations	133,300	(1,621)	131,679
Repayments	(171,748)	(535)	(172,283)
Transfer to real estate owned	(15,865)	(95)	(15,960)
Net amortization of deferred fees	—	3,333	3,333
Purchase discount accretion	—	4,128	4,128
Balance at December 31, 2023	629,892	(3,430)	626,462
Additional funding	12,492	(158)	12,334
Originations	133,817	(1,757)	132,060
Repayments	(165,390)	(594)	(165,984)
Net amortization of deferred fees	—	2,697	2,697
Purchase discount accretion	—	2,347	2,347
Balance at December 31, 2024	$610,811	$(895)	$609,916

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2024 and 2023:

	As of December 31,
	2024			2023
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Office	6	$167,749	28%	7	$181,268	29%
Multifamily	5	163,987	27%	7	207,734	33%
Industrial	5	136,646	22%	5	118,707	19%
Hotel	3	84,028	14%	2	45,791	7%
Retail	2	57,506	9%	3	72,962	12%
	21	$609,916	100%	24	$626,462	100%

	As of December 31,
	2024			2023
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	7	$192,108	32%	8	$222,477	36%
West	6	142,560	23%	9	185,294	30%
East	4	139,899	23%	3	89,815	14%
Midwest	4	135,349	22%	4	128,876	20%
	21	$609,916	100%	24	$626,462	100%
Credit Quality Information and Allowance for Credit Losses
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level.
As of December 31, 2024 and 2023, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

December 31, 2024
Risk Rating	Number of Loans	Percentage of Portfolio	2024	2023	2022	2021	Prior	Total
1	—	—%	$—	$—	$—	$—	$—	$—
2	4	18%	41,570	53,070	—	15,252	—	109,892
3	12	58%	91,515	25,086	163,228	76,034	—	355,863
4	5	24%	—	—	—	114,556	29,605	144,161
5	—	—%	—	—	—	—	—	—
	21	100%	$133,085	$78,156	$163,228	$205,842	$29,605	$609,916

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

December 31, 2023
Risk Rating	Number of Loans	Percentage of Portfolio	2023	2022	2021	Prior	Total
1	—	—%	$—	$—	$—	$—	$—
2	3	15%	37,323	42,089	15,435	—	94,847
3	18	71%	94,881	167,491	144,456	38,548	445,376
4	3	14%	—	—	86,239	—	86,239
5	—	—%	—	—	—	—	—
	24	100%	$132,204	$209,580	$246,130	$38,548	$626,462
The tables below present the changes to the allowance for credit losses during the years ended December 31, 2024 and 2023:

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$4,376	$1,452	$5,828
Provision for credit losses	3,698	(618)	3,080
Balance at December 31, 2024	$8,074	$834	$8,908

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2022	$—	$—	$—
Cumulative-effect adjustment upon adoption of the CECL model	4,893	1,702	6,595
Reversal of credit losses	(549)	(250)	(799)
Write offs (1)	(708)	—	(708)
Recoveries	740	—	740
Balance at December 31, 2023	$4,376	$1,452	$5,828
(1)Write offs for the year ended December 31, 2023 relate to our loan secured by an office property located in Yardley, PA that was originated in 2019. We assumed legal title to the property through a deed in lieu of foreclosure in June 2023.
The increase in the allowance for credit losses during the year ended December 31, 2024 is primarily attributable to declining values for CRE and unfavorable CRE pricing forecasts used in our CECL model and increased provisions for our office loans.
We may enter into loan modifications that include among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Loan modifications are evaluated to determine whether a modification results in a new loan or a continuation of an existing loan under ASC 310.
In August 2024, we amended the agreement governing our loan secured by an office property in Dallas, TX. As part of this amendment, the loan commitment was reduced by $3,189, the borrower was required to contribute $2,900 to cash reserves and the maturity date was extended by two years to August 25, 2026. As of December 31, 2024, this loan had an amortized cost of $43,511 and a risk rating of 4.
In August 2024, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the coupon rate was reduced from SOFR + 4.75% to SOFR + 3.75% and the maturity date was extended by two years to July 1, 2026. As of December 31, 2024, this loan had an amortized cost of $26,635 and a risk rating of 4.
In November 2024, we amended the agreement governing our loan secured by an office property in Carlsbad, CA. As part of this amendment, the borrower was required to contribute $1,100 to cash reserves and the maturity date was extended by two years to October 27, 2026. As of December 31, 2024, this loan had an amortized cost of $24,412 and a risk rating of 4.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
In November 2024, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the maturity date was extended by 90 days to February 5, 2025. Subsequently, in January 2025, the maturity date was extended by 60 days to April 7, 2025. As of December 31, 2024, this loan had an amortized cost of $19,997 and a risk rating of 4.
There were no other modifications to our loan portfolio for borrowers experiencing financial difficulties during the year ended December 31, 2024.
We did not have any outstanding past due loans or nonaccrual loans as of December 31, 2024 or 2023. As of December 31, 2024 and February 13, 2025, our borrowers with outstanding loans had paid their debt service obligations owed and due to us.
Note 4. Real Estate Owned
In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our consolidated balance sheets:

	December 31,
	2024	2023
Land	$2,880	$2,880
Building and improvements	7,354	7,349
Tenant improvements	1,501	1,164
Total real estate owned	11,735	11,393
Less: accumulated depreciation	(548)	(115)
Real estate owned, net	11,187	11,278
Acquired real estate leases	4,352	4,595
Less: accumulated amortization	(986)	(458)
Acquired real estate leases, net	3,366	4,137
Prepaid expenses and other assets, net (1)	1,826	1,352
Total assets	$16,379	$16,767

Accounts payable, accrued liabilities and other liabilities	$501	$517
Total liabilities	$501	$517
(1)Includes $1,094 and $647 of straight line rent receivables as of December 31, 2024 and 2023, respectively.
Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. We increased revenue from real estate owned to record revenue on a straight line basis by $447 and $647 for the years ended December 31, 2024 and 2023, respectively. Expenses from real estate owned represents costs related to the acquisition of the property, costs to operate the property and depreciation and amortization expense.
We recognized amortization expense related to our acquired real estate leases of $771 and $458 for the years ended December 31, 2024 and 2023, respectively. Future amortization of acquired in place lease values is estimated to be $594 in 2025, $493 in 2026, $493 in 2027, $466 in 2028, $446 in 2029 and $874 thereafter. As of December 31, 2024 and 2023, the weighted average amortization period of acquired real estate leases was 6.9 and 7.4 years, respectively.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2034 as of December 31, 2024:

Year	Amount
2025	$2,090
2026	2,034
2027	2,108
2028	2,090
2029	2,052
Thereafter	4,100
Total	$14,474
Note 5. Secured Financing Agreements
As of December 31, 2024 and 2023, we had secured financing facilities governed by master repurchase agreements with Wells Fargo, National Association, or Wells Fargo, Citibank N.A., or Citibank, and UBS AG, or UBS; and a facility loan program with BMO Harris Bank N.A, or BMO. We refer to the Wells Fargo, Citibank and UBS facilities as our Master Repurchase Facilities and the BMO facility as our BMO Facility. Collectively, we refer to our Master Repurchase Facilities and the BMO Facility as our Secured Financing Facilities.
Pursuant to our Master Repurchase Facilities, we may sell to, and later repurchase from the respective lender, the purchased assets related to the applicable facility. The initial purchase price paid under our Master Repurchase Facilities is generally between 75% and 80% of the market value or the unpaid principal balance of such purchased asset. Our Master Repurchase Facilities each contain margin maintenance provisions that provide our lenders with the right, in certain circumstances related to a credit event, to redetermine the value of purchased assets. Where a decline in the value of a purchased asset results in a margin deficit, we may be required to eliminate such a deficit through a combination of purchased asset repurchases and cash transfers.
Pursuant to our BMO Facility, BMO advances amounts to fund new mortgage loan originations and/or fund future obligations under existing loans. Advances under the BMO Facility are secured by a security interest and collateral assignment of the underlying loan, are coterminous with the pledged mortgage loans, generally up to an 80% advance rate and are not subject to margin calls.
In connection with each of our Secured Financing Facilities, we entered into guarantees that require us to guarantee 25% of the aggregate purchase price of the asset and also contain financial covenants, which require us to maintain a minimum tangible net worth, a minimum liquidity and a minimum interest coverage ratio and to satisfy a total indebtedness to stockholders’ equity ratio. Interest expense under our Secured Financing Facilities accrues at a rate of SOFR plus a premium.
In September 2024, we amended our Citibank Master Repurchase Agreement. The amendment to the Citibank Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to September 27, 2026.
In October 2024, we amended our Wells Fargo Master Repurchase Agreement. The amendment to the Wells Fargo Master Repurchase Agreement made certain changes to the agreement and related fee letter, including extending the stated maturity date to March 11, 2026.
In December 2024, we amended the fee letter to our UBS Master Repurchase Agreement to extend the stated maturity date to February 18, 2026 and increase the maximum facility size to $250,000.
As of December 31, 2024, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below summarizes our Secured Financing Facilities as of December 31, 2024 and 2023:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
December 31, 2024:
UBS Master Repurchase Facility	$250,000	$181,989	$181,566	6.85%	0.7	2/18/2026	$267,084
Citibank Master Repurchase Facility	215,000	93,314	92,700	6.57%	1.5	9/27/2026	145,520
BMO Facility	150,000	103,855	103,622	6.39%	0.9	Various	145,234
Wells Fargo Master Repurchase Facility	125,000	40,464	39,908	6.31%	0.6	3/11/2026	52,973
Total/weighted average	$740,000	$419,622	$417,796	6.62%	0.9		$610,811

December 31, 2023
Citibank Master Repurchase Facility	$215,000	$91,115	$90,811	7.47%	0.7	3/15/2025	$142,465
UBS Master Repurchase Facility	205,000	181,381	181,162	7.72%	0.8	2/18/2025	241,887
BMO Facility	150,000	87,767	87,451	7.29%	1.3	Various	118,471
Wells Fargo Master Repurchase Facility	125,000	95,551	94,998	7.44%	1.1	3/11/2025	127,069
Total/weighted average	$695,000	$455,814	$454,422	7.53%	0.9		$629,892
(1)The weighted average coupon rate is determined using SOFR plus a spread ranging from 1.83% to 2.95%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity of our Master Repurchase Facilities is determined using the earlier of the underlying loan investment maturity date and the respective repurchase agreement maturity date. The weighted average remaining maturity of the BMO Facility is determined using the underlying loan investment maturity date.
As of December 31, 2024, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Maturity Year	Principal Payments on Secured Financing Facilities
2025	$255,765
2026	147,769
2027	16,088
2028 and thereafter	—
$419,622
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

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below provides information regarding our financial assets and liabilities not carried at fair value in our consolidated balance sheets:

	As of December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$601,842	$603,558	$622,086	$626,079
Financial liabilities
Secured Financing Facilities	$417,796	$418,492	$454,422	$454,620
There were no transfers of financial assets or liabilities within the fair value hierarchy during the years ended December 31, 2024 or 2023.
Note 7. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2021 Equity Compensation Plan, or the 2021 Plan. During the years ended December 31, 2024 and 2023, we awarded to our officers and certain other employees of Tremont and of RMR annual share awards of 91,118 and 80,000 of our common shares, respectively, valued at $1,236 and $876, in aggregate, respectively. In accordance with our Trustee compensation arrangements, during the years ended December 31, 2024 and 2023, we awarded each of our then Trustees 4,735 and 6,000 of our common shares, respectively, valued at $360 and $387, respectively, as part of their annual compensation. The values of the share awards are based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares that we award to our Trustees as trustee compensation vest immediately. The common shares we award to our officers and certain other employees of Tremont and of RMR vest in five equal annual installments beginning on the date of award. We recognize any share forfeitures as they occur. We include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares granted, forfeited, vested and unvested under the terms of the 2021 Plan for the years ended December 31, 2024 and 2023 is as follows:

	2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	136,421	$10.57	129,680	$10.24
Shares granted	119,528	$13.35	122,000	$10.35
Shares forfeited	—	$—	(2,334)	$10.19
Shares vested	(108,887)	$11.58	(112,925)	$9.96
Unvested shares, end of year	147,062	$12.07	136,421	$10.57
The 147,062 unvested shares as of December 31, 2024 are scheduled to vest as follows: 53,822 shares in 2025, 43,316 shares in 2026, 31,722 shares in 2027 and 18,202 shares in 2028.
As of December 31, 2024, the estimated future compensation expense for the unvested shares was $1,594. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2024 and 2023, we recorded $1,359 and $1,121, respectively, of compensation expense related to the 2021 Plan. At December 31, 2024, 57,466 of our common shares remained available for issuance under the 2021 Plan.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Common Share Purchases
During the years ended December 31, 2024 and 2023, we purchased 28,165 and 17,421 of our common shares, respectively, from certain of our current and former officers and current and former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased during the years ended December 31, 2024 and 2023 was $377 and $183, respectively.
Distributions
During the years ended December 31, 2024 and 2023, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

			Characterization of Distributions
Year	Annual Per Share Distribution	Total Distribution	Return of Capital	Ordinary Income	Qualified Dividend
2024	$1.40	$20,772	—%	100%	—%
2023	$1.40	$20,639	—%	100%	—%
On January 16, 2025, we declared a quarterly distribution of $0.35 per common share, or $5,216, to shareholders of record on January 27, 2025, and we expect to pay this distribution on February 20, 2025 using cash on hand.
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
Term. The term of our management agreement ended on December 31, 2024, and the agreement automatically renewed for a successive one year term on January 1, 2025, and will renew for successive one year terms each January 1 thereafter, unless it is sooner terminated as detailed below.
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
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. As of December 31, 2024, Tremont owned 1,708,058 of our common shares, or approximately 11.5% of our outstanding common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.5% of our outstanding common shares.
RMR Inc. and RMR. RMR provides certain shared services to Tremont which are applicable to us, and we reimburse Tremont or pay RMR for the amounts Tremont or RMR pays for those services. See Note 8 for further information regarding this shared services arrangement.
Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $71 and $17 during the years ended December 31, 2024 and 2023, respectively, related to real estate owned.
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

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Numerators:
Net income	$17,820	$25,965
Income attributable to unvested share awards	(184)	(219)
Net income used in calculating net income per common share - basic and diluted	$17,636	$25,746

Denominators:
Weighted average common shares outstanding - basic and diluted	14,712	14,625

Net income per common share - basic and diluted	$1.20	$1.76

Note 12. Commitments and Contingencies
As of December 31, 2024, we had unfunded loan commitments of $30,402 related to our loans held for investment that are not reflected in our consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.2 years as of December 31, 2024. See Note 3 for further information related to our loans held for investment.
Note 13. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: originating and investing in floating rate first mortgage loans secured by CRE properties. The Chief Operating Decision Maker, or CODM, is our President and Chief Investment Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income as shown in our Consolidated Statements of Operations. Our significant expense categories are included in our Consolidated Statements of Operations. The accounting policies of our reportable segment are the same as the ones described in Note 2. The measure of segment assets is reported as total assets in our Consolidated Balance Sheets.

SEVEN HILLS REALTY TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2024
(dollars in thousands)

#	Property Type/Location	Interest Rate	Maturity Date	Maximum Maturity Date (1)	Payment Terms (2)	Prior Liens (3)	Principal	Carrying Value
	First Mortgage Loans (4)
1	Multifamily, Olmsted Falls, OH (5)	S + 4.00%	01/28/2025	01/28/2026	I/O	—	$52,050	$52,446
2	Industrial, Passaic, NJ	S + 3.85%	09/08/2025	09/08/2027	I/O	—	43,808	43,689
3	Office, Dallas, TX	S + 3.25%	08/25/2026	08/25/2026	I/O	—	43,511	43,511
4	Hotel, Boston, MA	S + 3.95%	12/16/2027	12/16/2029	I/O	—	39,800	39,335
5	Retail, Brandywine, MD	S + 3.85%	03/29/2025	03/29/2027	I/O	—	42,200	42,254
6	Multifamily, Oxford, MS	S + 2.95%	11/26/2027	11/26/2029	I/O	—	42,000	41,570
7	Multifamily, Farmington Hills, MI	S + 3.15%	05/24/2025	05/24/2027	I/O	—	29,443	29,710
8	Office, Downers Grove, IL	S + 5.00%	02/24/2025	02/24/2025	I/O	—	29,500	29,605
9	Hotel, Anaheim, CA	S + 4.00%	11/29/2025	11/29/2028	I/O	—	29,000	28,855
10	Industrial, Fountain Inn, SC	S + 4.25%	07/13/2025	07/13/2026	I/O	—	24,300	24,216
11	Office, Plano, TX	S + 3.75%	07/01/2026	07/01/2026	I/O	—	26,569	26,635
12	Multifamily, Las Vegas, NV	S + 3.30%	06/10/2025	06/10/2027	I/O	—	25,448	25,641
13	Industrial, Fayetteville, GA	S + 3.35%	10/06/2026	10/06/2028	I/O	—	25,250	25,086
14	Office, Carlsbad, CA	S + 3.25%	10/27/2026	10/27/2026	I/O	—	24,417	24,412
15	Industrial, Fontana, CA	S + 3.75%	11/18/2025	11/18/2026	I/O	—	22,000	21,934
16	Industrial, Los Angeles, CA	S + 3.40%	06/28/2027	06/28/2029	I/O	—	21,940	21,721
17	Office, Downers Grove, IL	S + 4.25%	12/09/2025	12/09/2026	I/O	—	23,530	23,588
18	Office, Bellevue, WA (6)	S + 3.85%	02/05/2025	11/05/2026	I/O	—	20,000	19,997
19	Multifamily, Newport News, VA	S + 3.15%	04/25/2027	04/25/2029	I/O	—	14,759	14,620
20	Retail, Sandy Springs, GA	S + 3.75%	09/23/2025	09/23/2026	I/O	—	15,286	15,252
21	Hotel, Lake Mary, FL	S + 4.00%	09/06/2027	09/06/2029	I/O	—	16,000	15,839
	Total						$610,811	$609,916

	Less: allowance for credit losses (7)							(8,074)

	Total carrying value including allowance for credit losses							$601,842
(1)Maximum maturity assumes all extension option have been exercised, which options are subject to the borrower meeting certain conditions.
(2)I/O = interest only until final maturity.
(3)Represents only third party prior liens.
(4)As of December 31, 2024, none of our borrowers were delinquent in payment.
(5)In January 2025, the maturity date of this loan was extended to January 28, 2026.
(6)In January 2025, the maturity date of this loan was extended to April 7, 2025.
(7)For further information regarding our allowance for credit losses, see Note 3 to our Consolidated Financial Statements.

S-1

SEVEN HILLS REALTY TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
DECEMBER 31, 2024
(dollars in thousands)

Reconciliation of Mortgage Loans on Real Estate:	Carrying Value
Balance as of January 1, 2023	$669,929
Additions during the year:
Originations	133,300
Additional funding	5,636
Purchase discount accretion	4,128
Net amortization of deferred fees	3,333
Decrease in allowance for credit losses	517
Deductions during the year:
Repayments	(172,283)
Transfer to real estate owned	(15,960)
Deferred fees	(1,621)
Cumulative effect adjustment upon adoption of the CECL model	(4,893)
Balance as of December 31, 2023	622,086
Additions during the year:
Originations	133,817
Additional funding	12,492
Purchase discount accretion	2,347
Net amortization of deferred fees	2,697
Deductions during the year:
Repayments	(165,390)
Deferred fees	(2,509)
Increase in allowance for credit losses	(3,698)
Balance as of December 31, 2024	$601,842
S-2

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President and Chief Investment Officer
Dated: February 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Lorenzini	President and Chief Investment Officer	February 18, 2025
Thomas J. Lorenzini

/s/ Fernando Diaz	Chief Financial Officer and Treasurer	February 18, 2025
Fernando Diaz	(principal financial and accounting officer)

/s/ Ann M. Danner	Independent Trustee	February 18, 2025
Ann M. Danner

/s/ Barbara D. Gilmore	Independent Trustee	February 18, 2025
Barbara D. Gilmore

/s/ Matthew P. Jordan	Managing Trustee	February 18, 2025
Matthew P. Jordan

/s/ William A. Lamkin	Independent Trustee	February 18, 2025
William A. Lamkin

/s/ Joseph L. Morea	Independent Trustee	February 18, 2025
Joseph L. Morea

/s/ Adam D. Portnoy	Managing Trustee	February 18, 2025
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 18, 2025
Jeffrey P. Somers