Form 10-Q
period 2025-03-31
Seven Hills Realty Trust
filed 2025-04-28
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of April 24, 2025: 14,905,747.

SEVEN HILLS REALTY TRUST
FORM 10-Q
March 31, 2025

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$41,637	$70,750
Loans held for investment	660,237	609,916
Allowance for credit losses	(7,648)	(8,074)
Loans held for investment, net	652,589	601,842
Real estate owned, net	11,085	11,187
Acquired real estate leases, net	3,209	3,366
Accrued interest receivable	3,329	2,954
Prepaid expenses and other assets, net	2,553	2,709
Total assets	$714,402	$692,808

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$3,751	$3,982
Secured financing facilities, net	440,474	417,796
Due to related persons	1,232	1,752
Total liabilities	445,457	423,530

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,907,123 and 14,902,773 shares issued and outstanding, respectively	15	15
Additional paid in capital	240,776	240,425
Cumulative net income	94,012	89,480
Cumulative distributions	(65,858)	(60,642)
Total shareholders' equity	268,945	269,278
Total liabilities and shareholders' equity	$714,402	$692,808

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
INCOME FROM INVESTMENTS:
Interest and related income	$14,322	$16,311
Purchase discount accretion	—	1,145
Less: interest and related expenses	(7,437)	(8,673)
Income from loan investments, net	6,885	8,783
Revenue from real estate owned	709	579
Total revenue	7,594	9,362
OTHER EXPENSES:
Base management fees	1,079	1,080
Incentive fees	18	50
General and administrative expenses	963	963
Reimbursement of shared services expenses	550	691
(Reversal of) provision for credit losses	(153)	697
Expenses from real estate owned	594	645
Total other expenses	3,051	4,126
Income before income taxes	4,543	5,236
Income tax expense	(11)	(3)
Net income	$4,532	$5,233

Weighted average common shares outstanding - basic and diluted	14,757	14,675

Net income per common share - basic and diluted	$0.30	$0.35

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total

Balance at December 31, 2024	14,903	$15	$240,425	$89,480	$(60,642)	$269,278
Share grants	5	—	356	—	—	356
Share repurchases	(1)	—	(5)	—	—	(5)
Net income	—	—	—	4,532	—	4,532
Distributions	—	—	—	—	(5,216)	(5,216)
Balance at March 31, 2025	14,907	$15	$240,776	$94,012	$(65,858)	$268,945

Balance at December 31, 2023	14,811	$15	$239,443	$71,660	$(39,870)	$271,248
Share grants	—	—	336	—	—	336
Share repurchases	(6)	—	(75)	—	—	(75)
Net income	—	—	—	5,233	—	5,233
Distributions	—	—	—	—	(5,184)	(5,184)
Balance at March 31, 2024	14,805	$15	$239,704	$76,893	$(45,054)	$271,558

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,532	$5,233
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	—	(1,145)
(Reversal of) provision for credit losses	(153)	697
Amortization of loan origination and exit fees	(513)	(582)
Amortization of deferred financing costs	366	325
Straight line rental income	(16)	(278)
Depreciation and amortization	280	368
Share based compensation	356	336
Changes in operating assets and liabilities:
Accrued interest receivable	(375)	232
Prepaid expenses and other assets	149	336
Accounts payable, accrued liabilities and other liabilities	(420)	2
Due to related persons	(520)	(800)
Net cash provided by operating activities	3,686	4,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(45,735)	—
Additional funding of loans held for investment	(4,073)	(886)
Repayment of loans held for investment	—	40,440
Real estate owned improvements	(93)	—
Net cash (used in) provided by investing activities	(49,901)	39,554

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	22,404	—
Repayments under secured financing facilities	—	(33,224)
Payments of deferred financing costs	(81)	(352)
Repurchase of common shares	(5)	(75)
Distributions	(5,216)	(5,184)
Net cash provided by (used in) financing activities	17,102	(38,835)

(Decrease) increase in cash and cash equivalents	(29,113)	5,443
Cash and cash equivalents at beginning of period	70,750	87,855
Cash and cash equivalents at end of period	$41,637	$93,298

SUPPLEMENTAL DISCLOSURES:
Interest paid	$7,002	$8,421
Income taxes refunded	$—	$(64)

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Note 2. Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, or ASU No. 2024-03, which requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact ASU No. 2024-03 will have on our consolidated financial statements and disclosures.
Note 3. Loans Held for Investment, net
We originate first mortgage loans secured by middle market transitional commercial real estate, or CRE, which are generally to be held as long term investments. We fund our loan portfolio using cash on hand and advancements under our Secured Financing Facilities, as defined in Note 5. See Note 5 for further information regarding our secured financing agreements.
The table below provides overall statistics for our loan portfolio as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Number of loans	23	21
Total loan commitments	$690,913	$641,213
Unfunded loan commitments (1)	$29,524	$30,402
Principal balance	$661,389	$610,811
Carrying value	$652,589	$601,842
Weighted average coupon rate	8.07%	8.24%
Weighted average all in yield (2)	8.46%	8.62%
Weighted average floor	2.16%	2.12%
Weighted average maximum maturity (years) (3)	2.6	2.6
Weighted average risk rating	2.9	3.1
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the three months ended March 31, 2025 and 2024:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2024	$610,811	$(895)	$609,916
Additional funding	4,073	—	4,073
Originations	46,505	(770)	45,735
Net amortization of deferred fees	—	513	513
Balance at March 31, 2025	$661,389	$(1,152)	$660,237

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2023	$629,892	$(3,430)	$626,462
Additional funding	1,044	(158)	886
Repayments	(40,304)	(136)	(40,440)
Net amortization of deferred fees	—	582	582
Purchase discount accretion	—	1,145	1,145
Balance at March 31, 2024	$590,632	$(1,997)	$588,635
The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Multifamily	7	$212,840	32%	5	$163,987	27%
Office	6	167,805	25%	6	167,749	28%
Industrial	5	138,012	21%	5	136,646	22%
Hotel	3	84,110	13%	3	84,028	14%
Retail	2	57,470	9%	2	57,506	9%
	23	$660,237	100%	21	$609,916	100%

	March 31, 2025			December 31, 2024
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	9	$238,213	36%	7	$192,108	32%
West	6	142,962	22%	6	142,560	23%
East	4	141,155	21%	4	139,899	23%
Midwest	4	137,907	21%	4	135,349	22%
	23	$660,237	100%	21	$609,916	100%

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Credit Quality Information and Allowance for Credit Losses
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2024 Annual Report for more information regarding our loan risk ratings.
As of March 31, 2025 and December 31, 2024, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

March 31, 2025
Risk Rating	Number of Loans	Percentage of Portfolio	2025	2024	2023	2022	2021	Prior	Total
1	2	6%	$—	$—	$24,251	$—	$15,263	$—	$39,514
2	4	21%	—	57,453	28,892	—	54,868	—	141,213
3	12	51%	45,993	76,279	25,107	164,327	23,603	—	335,309
4	5	22%	—	—	—	—	114,559	29,642	144,201
5	—	—%	—	—	—	—	—	—	—
	23	100%	$45,993	$133,732	$78,250	$164,327	$208,293	$29,642	$660,237

December 31, 2024
Risk Rating	Number of Loans	Percentage of Portfolio	2024	2023	2022	2021	Prior	Total
1	—	—%	$—	$—	$—	$—	$—	$—
2	4	18%	41,570	53,070	—	15,252	—	109,892
3	12	58%	91,515	25,086	163,228	76,034	—	355,863
4	5	24%	—	—	—	114,556	29,605	144,161
5	—	—%	—	—	—	—	—	—
	21	100%	$133,085	$78,156	$163,228	$205,842	$29,605	$609,916
Allowance for credit losses
We measure our allowance for credit losses using the current expected credit loss, or CECL, model, which is based upon historical experience, current conditions and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Given the lack of historical loss data related to our loan portfolio, we estimate our expected losses using an analytical model that considers the likelihood of default and loss given default for each individual loan. This analytical model incorporates data from a third party database with historical loan loss information for commercial mortgage-backed securities, or CMBS, and CRE loans since 1998. We estimate the allowance for credit losses for our portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to the model include certain loan specific data, such as loan to value, or LTV, property type, geographic location, occupancy, vintage year, remaining loan term, net operating income, expected timing and amounts of future loan fundings and macroeconomic forecast assumptions, including the performance of CRE assets, unemployment rates, interest rates and other factors. We utilize the model to estimate credit losses over a reasonable and supportable economic forecast period of 12 months, followed by a straight-line reversion period of 12 months to average historical losses. Average historical losses are established using a population of third party historical loss data that approximates our portfolio as of the measurement date. We evaluate the estimated allowance for each of our loans individually and we consider our internal loan risk rating as the primary credit quality indicator underlying our assessment.
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
See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of our 2024 Annual Report for further information regarding our measurement of our allowance for credit losses.
The tables below represent the changes to the allowance for credit losses during the three months ended March 31, 2025 and 2024.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2024	$8,074	$834	$8,908
(Reversal of) provision for credit losses	(426)	273	(153)
Balance at March 31, 2025	$7,648	$1,107	$8,755

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$4,376	$1,452	$5,828
Provision for (reversal of) credit losses	773	(76)	697
Balance at March 31, 2024	$5,149	$1,376	$6,525
The decrease in the allowance for credit losses during the three months ended March 31, 2025 was primarily attributable to certain of our loans nearing maturity and improved performance at certain of the collateral properties underlying our loans, partially offset by higher total loan commitments as of March 31, 2025, including future funding of our unfunded loan commitments.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In August 2024, we amended the agreement governing our loan secured by an office property in Dallas, TX. As part of this amendment, the loan commitment was reduced by $3,189, the borrower was required to contribute $2,900 to cash reserves and the maturity date was extended by two years to August 25, 2026. As of March 31, 2025, this loan had an amortized cost of $43,511 and a risk rating of 4.
In August 2024, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the coupon rate was reduced from the Secured Overnight Financing Rate, or SOFR, + 4.75% to SOFR + 3.75% and the maturity date was extended by two years to July 1, 2026. As of March 31, 2025, this loan had an amortized cost of $26,635 and a risk rating of 4.
In November 2024, we amended the agreement governing our loan secured by an office property in Carlsbad, CA. As part of this amendment, the borrower was required to contribute $1,100 to cash reserves and the maturity date was extended by two years to October 27, 2026. As of March 31, 2025, this loan had an amortized cost of $24,413 and a risk rating of 4.
In February 2025, we amended the agreement governing our loan secured by an office property in Downers Grove, IL, which extended the term of the loan by 60 days to April 25, 2025 with an option to extend the loan for an additional 30 days. In April 2025, the borrower exercised its option to extend the loan by 30 days to May 23, 2025. As of March 31, 2025, this loan had an amortized cost of $29,642 and a risk rating of 4.
In April 2025, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the borrower was required to contribute $1,625 to cash reserves, the coupon rate was reduced from SOFR + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028. As of March 31, 2025, this loan had an amortized cost of $19,999 and a risk rating of 4.
We did not have any outstanding past due loans or nonaccrual loans as of March 31, 2025 or December 31, 2024. As of March 31, 2025 and April 24, 2025, all of our borrowers had paid their debt service obligations owed and due to us. See our 2024 Annual Report for more information regarding our nonaccrual policy.
As of March 31, 2025, we had unfunded loan commitments of $29,524 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.2 years as of March 31, 2025.
Note 4. Real Estate Owned
Real estate owned is property acquired in full or partial settlement of loan obligations, generally through foreclosure or by deed in lieu of foreclosure. Upon acquisition, we allocate the fair value of the real estate owned in accordance with ASC 805, Business Combinations. Subsequent to acquisition, costs incurred related to improvements to the property are capitalized and depreciated over their estimated useful lives and costs related to the operation of the property are expensed as incurred.
In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our condensed consolidated balance sheets:

	March 31, 2025	December 31, 2024
Land, building and improvements	$11,733	$11,735
Less: accumulated depreciation	(648)	(548)
Real estate owned, net	11,085	11,187
Acquired real estate leases, net	3,209	3,366
Prepaid expenses and other assets, net (1)	1,883	1,826
Total assets	$16,177	$16,379

Accounts payable, accrued liabilities and other liabilities	$409	$501
Total liabilities	$409	$501
(1)Includes $1,110 and $1,094 of straight line rent receivables as of March 31, 2025 and December 31, 2024, respectively.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. We increased revenue from real estate owned to record revenue on a straight line basis by $16 and $278 for the three months ended March 31, 2025 and 2024, respectively. Expenses from real estate owned represents costs to operate the property and depreciation and amortization expense.
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
Note 5. Secured Financing Agreements
As of March 31, 2025, we had secured financing facilities governed by master repurchase agreements with Wells Fargo, National Association, or Wells Fargo, Citibank, N.A., or Citibank, and UBS AG, or UBS; and a facility loan program with BMO Harris Bank N.A., or BMO. We refer to the Wells Fargo, Citibank and UBS facilities as our Master Repurchase Facilities and the BMO facility as our BMO Facility. Collectively, we refer to our Master Repurchase Facilities and the BMO Facility as our Secured Financing Facilities. See our 2024 Annual Report for more information regarding our Secured Financing Facilities.
The table below summarizes our Secured Financing Facilities as of March 31, 2025 and December 31, 2024:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
March 31, 2025:
UBS Master Repurchase Facility	$250,000	$181,989	$181,619	6.77%	0.6	2/18/2026	$269,609
Citibank Master Repurchase Facility	215,000	93,314	92,783	6.49%	1.3	9/27/2026	145,773
BMO Facility	150,000	103,855	103,660	6.30%	0.7	Various	146,471
Wells Fargo Master Repurchase Facility	125,000	62,868	62,412	6.22%	0.6	3/11/2026	81,036
Total/weighted average	$740,000	$442,026	$440,474	6.52%	0.8		$642,889

December 31, 2024:
UBS Master Repurchase Facility	$250,000	$181,989	$181,566	6.85%	0.7	2/18/2026	$267,084
Citibank Master Repurchase Facility	215,000	93,314	92,700	6.57%	1.5	9/27/2026	145,520
BMO Facility	150,000	103,855	103,622	6.39%	0.9	Various	145,234
Wells Fargo Master Repurchase Facility	125,000	40,464	39,908	6.31%	0.6	3/11/2026	52,973
Total/weighted average	$740,000	$419,622	$417,796	6.62%	0.9		$610,811
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
As of March 31, 2025, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As of March 31, 2025, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2025	$222,303
2026	203,635
2027	16,088
2028 and thereafter	—
$442,026
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
We estimate the fair values of our loans held for investment and outstanding principal balances under our Secured Financing Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date. See our 2024 Annual Report for further information regarding the fair value of financial instruments.
The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$652,589	$655,861	$601,842	$603,558
Financial liabilities
Secured Financing Facilities	$440,474	$441,125	$417,796	$418,492
There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2025.
Note 7. Shareholders' Equity
Common Share Awards
On March 19, 2025, in accordance with our Trustee compensation arrangements, we awarded one of our Trustees 4,709 of our common shares, valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day. The aggregate value of common shares awarded was $60.
Common Share Purchases
During the three months ended March 31, 2025, we purchased 359 of our common shares from certain current and former officers of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased was $5.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Distributions

For the three months ended March 31, 2025, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 27, 2025	February 20, 2025	$0.35	$5,216
On April 10, 2025, we declared a quarterly distribution of $0.35 per common share, or $5,217, to shareholders of record on April 22, 2025. We expect to pay this distribution on or about May 15, 2025, using cash on hand.
Note 8. Management Agreement with Tremont
We have no employees. The personnel and various services we require to operate our business are provided to us, pursuant to a management agreement with Tremont Realty Capital LLC, or Tremont, which provides for the day to day management of our operations, subject to the oversight and direction of our Board of Trustees.
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
Tremont, and not us, is responsible for the costs of its employees who provide services to us, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse Tremont and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR, pursuant to a shared services agreement between Tremont and RMR. These reimbursements include an allocation of the cost of personnel employed by RMR. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We include these amounts in reimbursement of shared services expenses in our condensed consolidated statements of operations. See our 2024 Annual Report for further information regarding our management agreement with Tremont.
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
Certain of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam D. Portnoy serves as the chair of the board and as a managing trustee of those companies and other officers of RMR, including Mr. Jordan and certain of our other officers and officers of Tremont serve as managing trustees or officers of certain of these companies.
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. As of March 31, 2025, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.5% of our outstanding common shares.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $21 and $9 for the three months ended March 31, 2025 and 2024, respectively, related to real estate owned.
For further information about these and other such relationships and certain other related person transactions, refer to our 2024 Annual Report.
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
The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerators:
Net income	$4,532	$5,233
Net income attributable to unvested share awards	(51)	(48)
Net income used in calculating net income per common share - basic and diluted	$4,481	$5,185

Denominators:
Weighted average common shares outstanding - basic and diluted	14,757	14,675

Net income per common share - basic and diluted	$0.30	$0.35

Note 12. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: originating and investing in floating rate first mortgage loans secured by CRE properties. The Chief Operating Decision Maker, or CODM, is our President and Chief Investment Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income as shown in our condensed consolidated statements of operations. Our significant expense categories are included in our condensed consolidated statements of operations. The measure of segment assets is reported as total assets in our condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2024 Annual Report.
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
Tremont is registered with the Securities and Exchange Commission, or SEC, as an investment adviser under the Investment Advisers Act of 1940, as amended. We believe that Tremont provides us with significant experience and expertise in investing in middle market transitional CRE.
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
Factors Affecting Operating Results
Our results of operations are impacted by a number of factors and primarily depend on the interest income from our investments and the financing and other costs associated with our business. Our operating results are also impacted by general CRE market conditions and unanticipated defaults by our borrowers. For further information regarding the risks associated with our loan portfolio, see Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2024 Annual Report.
Credit Risk. We are subject to the credit risk of our borrowers in connection with our investments. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that may adversely impact our operating results.
Changes in Fair Value of our Assets. We generally intend to hold our investments for their contractual terms, unless repaid earlier by the borrowers. We evaluate the credit quality of each of our loans at least quarterly. If a loan is determined to be collateral dependent (because the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral property) and the borrower is experiencing financial difficulties, but foreclosure is not probable, we may record an allowance for credit losses by comparing the collateral's fair value to the amortized cost basis of the loan. For collateral-dependent loans for which foreclosure is probable, the related allowance for credit losses is determined using the fair value of the collateral compared to the loan's amortized cost.
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
Market Conditions. CRE investors entered 2025 with cautious optimism. By the end of 2024, citing progress towards attaining its 2% inflation target, the Federal Open Market Committee, or FOMC, lowered the targeted federal funds rate by a combined 100 basis points, providing borrowers relief from a sustained period of elevated borrowing costs. Despite falling short of many borrowers’ expectations, the FOMC’s initial reduction gave borrowers a level of certainty and conviction around buy, sell or refinance decisions, and debt liquidity continued to return to the market.

Despite increasing delinquency rates within certain segments of the market, in particular for recent vintage multifamily loans, property fundamentals overall have continued to improve. Supply and demand imbalances, specifically for multifamily and industrial properties, have been showing signs of leveling off with property values trending upwards. Strong investor demand for CMBS and CRE collateralized loan obligations, or CLO, bonds and fresh allocations from life insurance companies and agency lenders such as Fannie-Mae and Freddie-Mac helped to drive credit spreads and borrowing costs downward, increasing financing activity for much of the quarter.
The cautious optimism that was common in the markets earlier in the year has now begun to wane as investors direct their attention to the administration’s new trade policies and recent tariff announcements. Although we believe markets had already priced in a baseline level of tariffs, the ultimate scope and magnitude of the announced rates were unexpected, creating new uncertainty and capital markets volatility.
The FOMC’s dual mandate to ensure price stability and to maximize employment is again in focus. An increased risk of an economic recession may lead to job losses and the FOMC may need to consider lowering the target federal funds rate, a potentially welcome outcome for leveraged property owners. Alternatively, widespread tariffs, if prolonged, may contribute to greater inflation, which could cause the FOMC to consider maintaining or even increasing rates to slow potential, long-term inflationary pressures.
With close to $2 trillion in CRE debt scheduled to mature over the next two years, property owners may face difficult decisions if market volatility persists. At the beginning of the year, borrowers believed they had a clear view on the path of short-term rates while 5 and 10-year U.S. Treasury yields remained somewhat elevated. Today, it is much less clear what the FOMC’s intentions are going forward and what the outlook is for short-term interest rates in the current economic climate. As for longer term interest rates, the 5 and 10-year U.S. Treasury yields continue to be elevated and quite volatile, making it difficult for borrowers that must refinance maturing loans to lock in long-term fixed rates in this environment. Despite the fact that many uncertainties exist today, we continue to believe that the CRE debt markets, property owners and lenders are well positioned to handle these uncertain times and conditions as we move deeper into 2025.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage approximately 75% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.10% to 5.20%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of March 31, 2025, SOFR was 4.32%, and as a result, one of our loan investments had an active interest rate floor.
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

Prepayment Risk. We are subject to risk that our loan investments will be repaid at an earlier date than anticipated, which may reduce the returns realized on those loans as less interest income may be received over time. Additionally, we may not be able to reinvest the principal repaid timely and/or at a similar or higher yield of the original loan investment. We seek to limit this risk by structuring our loan agreements with fees required to be paid to us upon prepayment of a loan within a specified period of time before the loan’s maturity; however, unanticipated prepayments could negatively impact our operating results.
Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Number of loans	23	21
Total loan commitments	$690,913	$641,213
Unfunded loan commitments (1)	$29,524	$30,402
Principal balance	$661,389	$610,811
Carrying value	$652,589	$601,842
Weighted average coupon rate	8.07%	8.24%
Weighted average all in yield (2)	8.46%	8.62%
Weighted average floor	2.16%	2.12%
Weighted average maximum maturity (years) (3)	2.6	2.6
Weighted average risk rating	2.9	3.1
Weighted average LTV (4)	67%	67%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of March 31, 2025:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$54,575	S + 4.00%	S + 4.29%	01/28/2026	63%	2
2	Passaic, NJ	Industrial	09/08/2022	47,000	44,767	S + 3.85%	S + 4.28%	09/08/2027	69%	3
3	Dallas, TX	Office	08/25/2021	46,811	43,511	S + 3.25%	S + 3.27%	08/25/2026	72%	4
4	Boston, MA	Hotel	12/16/2024	45,000	39,800	S + 3.95%	S + 4.39%	12/16/2029	49%	3
5	Brandywine, MD	Retail	03/29/2022	42,500	42,200	S + 3.85%	S + 4.78%	03/29/2027	62%	3
6	Oxford, MS	Multifamily	11/26/2024	42,000	42,000	S + 2.95%	S + 3.35%	11/26/2029	75%	2
7	San Marcos, TX	Multifamily	01/14/2025	31,200	28,005	S + 3.25%	S + 3.68%	01/14/2030	62%	3
8	Farmington Hills, MI	Multifamily	05/24/2022	30,520	29,501	S + 3.15%	S + 3.52%	05/24/2027	75%	3
9	Downers Grove, IL (4)	Office	09/25/2020	30,000	29,500	S + 5.00%	S + 5.31%	05/23/2025	67%	4
10	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.56%	11/29/2028	55%	2
11	Fountain Inn, SC	Industrial	07/13/2023	27,500	24,300	S + 4.25%	S + 4.85%	07/13/2026	76%	1
12	Plano, TX	Office	07/01/2021	27,385	26,569	S + 3.75%	S + 3.76%	07/01/2026	78%	4
13	Las Vegas, NV	Multifamily	06/10/2022	25,992	25,448	S + 3.30%	S + 4.07%	06/10/2027	60%	3
14	Fayetteville, GA	Industrial	10/06/2023	25,250	25,250	S + 3.35%	S + 3.73%	10/06/2028	55%	3
15	Carlsbad, CA	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.26%	10/27/2026	78%	4
16	Fontana, CA	Industrial	11/18/2022	24,355	22,000	S + 3.75%	S + 4.09%	11/18/2026	72%	3
17	Los Angeles, CA	Industrial	06/28/2024	23,800	22,218	S + 3.40%	S + 3.83%	06/28/2029	58%	3
18	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.54%	12/09/2026	72%	3
19	Bellevue, WA (5)	Office	11/05/2021	21,000	20,000	S + 3.85%	S + 3.89%	11/05/2026	68%	4
20	Waco, TX	Multifamily	03/06/2025	18,500	18,500	S + 3.35%	S + 3.75%	03/06/2030	73%	3
21	Newport News, VA	Multifamily	04/25/2024	17,757	15,012	S + 3.15%	S + 3.86%	04/25/2029	71%	3
22	Sandy Springs, GA	Retail	09/23/2021	16,488	15,286	S + 3.75%	S + 4.05%	09/23/2026	72%	1
23	Lake Mary, FL	Hotel	09/06/2024	16,000	16,000	S + 4.00%	S + 4.41%	09/06/2029	68%	2
	Total/weighted average			$690,913	$661,389	S + 3.69%	S + 4.08%		67%	2.9
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
(4)In April 2025, the borrower exercised a 30 day extension option which extended the maturity date of the loan to May 23, 2025.
(5)In April 2025, the coupon rate was reduced from SOFR + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028.

As of March 31, 2025, we had $690,913 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 23 first mortgage loans. As of March 31, 2025, we had five loans representing approximately 22% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”.
In August 2024, we amended the agreement governing our loan secured by an office property in Dallas, TX. As part of this amendment, the loan commitment was reduced by $3,189, the borrower was required to contribute $2,900 to cash reserves and the maturity date was extended by two years to August 25, 2026. As of March 31, 2025, this loan had an amortized cost of $43,511 and a risk rating of 4.
In August 2024, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the coupon rate was reduced from SOFR + 4.75% to SOFR + 3.75% and the maturity date was extended by two years to July 1, 2026. As of March 31, 2025, this loan had an amortized cost of $26,635 and a risk rating of 4.
In November 2024, we amended the agreement governing our loan secured by an office property in Carlsbad, CA. As part of this amendment, the borrower was required to contribute $1,100 to cash reserves and the maturity date was extended by two years to October 27, 2026. As of March 31, 2025, this loan had an amortized cost of $24,413 and a risk rating of 4.

In February 2025, we amended the agreement governing our loan secured by an office property in Downers Grove, IL, which extended the term of the loan by 60 days to April 25, 2025 with an option to extend the loan for an additional 30 days. In April 2025, the borrower exercised its option to extend the loan by 30 days to May 23, 2025. As of March 31, 2025, this loan had an amortized cost of $29,642 and a risk rating of 4.
In April 2025, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the borrower was required to contribute $1,625 to cash reserves, the coupon rate was reduced from SOFR + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028. As of March 31, 2025, this loan had an amortized cost of $19,999 and a risk rating of 4.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
As of March 31, 2025 and April 24, 2025, all of our borrowers had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of March 31, 2025. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, interest rate fluctuations, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2024 Annual Report.
Financing Activities
The table below is an overview of our Secured Financing Facilities as of March 31, 2025:

Facility	Maturity Date	Principal Balance	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
UBS Master Repurchase Facility	02/18/2026	$181,989	$68,011	$250,000	$269,609
Citibank Master Repurchase Facility	09/27/2026	93,314	121,686	215,000	145,773
BMO Facility	Various	103,855	46,145	150,000	146,471
Wells Fargo Master Repurchase Facility	03/11/2026	62,868	62,132	125,000	81,036
Total		$442,026	$297,974	$740,000	$642,889
The table below details our Secured Financing Facilities activities during the three months ended March 31, 2025:

Carrying Value
Balance at December 31, 2024	$417,796
Borrowings	22,404
Deferred fees	(92)
Amortization of deferred fees	366
Balance at March 31, 2025	$440,474
As of March 31, 2025, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 6.52% per annum, excluding associated fees and expenses. As of March 31, 2025 and April 24, 2025, we had a $442,026 aggregate outstanding principal balance under our Secured Financing Facilities.
As of March 31, 2025, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024:

	Three Months Ended
	March 31, 2025	December 31, 2024	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$14,322	$13,948	$374	2.7%
Less: interest and related expenses	(7,437)	(6,836)	(601)	8.8%
Income from loan investments, net	6,885	7,112	(227)	(3.2%)
Revenue from real estate owned	709	563	146	25.9%
Total revenue	7,594	7,675	(81)	(1.1%)
OTHER EXPENSES:
Base management fees	1,079	1,084	(5)	(0.5%)
Incentive fees	18	68	(50)	(73.5%)
General and administrative expenses	963	847	116	13.7%
Reimbursement of shared services expenses	550	630	(80)	(12.7%)
Reversal of credit losses	(153)	(450)	297	(66.0%)
Expenses from real estate owned	594	611	(17)	(2.8%)
Total other expenses	3,051	2,790	261	9.4%
Income before income taxes	4,543	4,885	(342)	(7.0%)
Income tax expense	(11)	(6)	(5)	83.3%
Net income	$4,532	$4,879	$(347)	(7.1%)

Weighted average common shares outstanding - basic and diluted	14,757	14,756	1	—%

Net income per common share - basic and diluted	$0.30	$0.33	$(0.03)	(9.1%)

Interest and related income. The increase in interest and related income was primarily the result of greater outstanding principal balances, partially offset by a decrease in the weighted average coupon rates under our loan investment portfolio during the three months ended March 31, 2025. The weighted average principal balance was approximately $641,000 for the three months ended March 31, 2025 compared to approximately $603,000 for the three months ended December 31, 2024. The weighted average coupon rate was 8.07% as of March 31, 2025 compared to 8.24% as of December 31, 2024.
Interest and related expenses. The increase in interest and related expenses was primarily the result of greater outstanding principal balances, partially offset by a decrease in the weighted average coupon rates under our Secured Financing Facilities during the three months ended March 31, 2025. The weighted average principal balance was approximately $432,000 for the three months ended March 31, 2025 compared to approximately $411,000 for the three months ended December 31, 2024. The weighted average coupon rate was 6.52% as of March 31, 2025 compared to 6.62% as of December 31, 2024.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in revenue from real estate owned was primarily due to higher operating expense reimbursement during the three months ended March 31, 2025 as compared to the three months ended December 31, 2024.

Base management and incentive fees. We recognize base management and incentive fees payable to Tremont in accordance with our management agreement. The decrease in base management and incentive fees was due to lower “core earnings”, as defined in our management agreement, during the three months ended March 31, 2025 as compared to the three months ended December 31, 2024.
General and administrative expenses. The increase in general and administrative expenses was primarily due to trustee stock grants during the three months ended March 31, 2025.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The decrease in reimbursement of shared services expenses was primarily the result of lower usage of shared services from RMR during the three months ended March 31, 2025 as compared to the three months ended December 31, 2024.
Reversal of credit losses. The reversal of credit losses represents the decrease in the allowance for credit losses on our loan portfolio and unfunded commitments. The decrease in the allowance for credit losses during the three months ended March 31, 2025 was primarily attributable to certain of our loans nearing maturity and improved performance at certain of the collateral properties underlying our loans, partially offset by higher total loan commitments as of March 31, 2025 as compared to December 31, 2024, including future funding of our unfunded loan commitments.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in expenses from real estate owned was primarily due to decreases in maintenance expenses during the three months ended March 31, 2025 as compared to the three months ended December 31, 2024.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The decrease in net income was due to the changes noted above.
Non-GAAP Financial Measures
We present Adjusted Book Value per common share, Distributable Earnings and Distributable Earnings per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent book value per common share, net income, net income per common share or cash generated from operating activities and should not be considered as alternatives to book value per common share, net income or net income per common share determined in accordance with GAAP or as an indication of our cash flows from operations determined in accordance with GAAP, a measure of our liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures; therefore, our reported Adjusted Book Value per common share, Distributable Earnings and Distributable Earnings per common share may not be comparable to adjusted book value per common share, distributable earnings and distributable earnings per common share as reported by other companies.
Adjusted Book Value per Common Share
We believe that Adjusted Book Value per common share is a meaningful measure of our capital adequacy because it excludes the impact of certain non-cash estimates or adjustments, including our allowance for credit losses for our loan portfolio and unfunded loan commitments. Adjusted Book Value per common share does not represent book value per common share or alternative measures determined in accordance with GAAP. Our methodology for calculating Adjusted Book Value per common share may differ from the methodologies employed by other companies to calculate the same or similar supplemental capital adequacy measures; therefore, our Adjusted Book Value per common share may not be comparable to the adjusted book value per common share reported by other companies.

The table below calculates our book value per common share and Adjusted Book Value per common share, which is a non-GAAP financial measure:

	March 31, 2025	December 31, 2024
Shareholders' equity	$268,945	$269,278
Total outstanding common shares	14,907	14,903
Book value per common share	18.04	18.07
Allowance for credit losses per common share (1)	0.59	0.60
Adjusted Book Value per common share	$18.63	$18.67
(1)Excludes the impact of our allowance for credit losses. As of March 31, 2025 and December 31, 2024, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $8,755 and $8,908, respectively.
Distributable Earnings
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
The table below demonstrates how we calculate Distributable Earnings and Distributable Earnings per common share, which are non-GAAP financial measures, and provides a reconciliation of these non-GAAP financial measures to net income:

	Three Months Ended
	March 31, 2025	December 31, 2024
Net income	$4,532	$4,879
Non-cash equity compensation expense	356	159
Reversal of credit losses	(153)	(450)
Depreciation and amortization of real estate owned	269	279
Distributable Earnings	$5,004	$4,867

Weighted average common shares outstanding - basic and diluted	14,757	14,756

Net income per common share - basic and diluted	$0.30	$0.33
Distributable Earnings per common share - basic and diluted	$0.34	$0.33

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations, any unused borrowing capacity, including under our Secured Financing Facilities or other repurchase agreements or financing arrangements we may obtain, which may also include bank loans or public or private issuances of debt or equity securities, and proceeds from any sale of real estate owned. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future. For further information regarding the risks associated with our loan portfolio, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2024 Annual Report.
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
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents at beginning of period	$70,750	$87,855
Net cash provided by (used in):
Operating activities	3,686	4,724
Investing activities	(49,901)	39,554
Financing activities	17,102	(38,835)
Cash and cash equivalents at end of period	$41,637	$93,298

The decrease in cash provided by operating activities for the 2025 period compared to the 2024 period was primarily due to lower net interest income resulting from lower weighted average interest rates under our loan investment portfolio. The decrease in cash provided by investing activities was primarily due to increased loan originations and decreased loan repayments in the 2025 period. The increase in cash provided by financing activities was primarily due to decreased repayments on our Secured Financing Facilities and increased proceeds from our Secured Financing Facilities in the 2025 period.
Distributions
During the three months ended March 31, 2025, we declared and paid regular quarterly distributions to our common shareholders totaling $5,216, or $0.35 per common share, using cash on hand.
On April 10, 2025, we declared a regular quarterly distribution of $0.35 per common share, or $5,217, to shareholders of record on April 22, 2025. We expect to pay this distribution to our common shareholders on or about May 15, 2025 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2025 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$29,524	$12,353	$17,171	$—	$—
Principal payments on Secured Financing Facilities (2)	442,026	343,624	98,402	—	—
Interest payments on Secured Financing Facilities (3)	22,921	19,463	3,458	—	—
Lease related costs (4)	143	143	—	—	—
	$494,614	$375,583	$119,031	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of March 31, 2025 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to real estate owned.
Debt Covenants
Our principal debt obligations as of March 31, 2025 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of March 31, 2025, we had a $338,171 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of March 31, 2025, we had a $103,855 aggregate outstanding principal balance under the BMO Facility.
As of March 31, 2025, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2024 Annual Report, our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2024 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR, Tremont or their respective subsidiaries provide management services.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reporting amounts. Actual results could differ from those estimates. Significant estimates in our condensed consolidated financial statements include revenue recognition, loans held for investment, allowance for credit losses and real estate owned.
A discussion of our critical accounting estimates is included in our 2024 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2024.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. These statements include words such as “believe”, “could”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “would”, “should”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: the disposition of our real estate owned; economic, market and industry conditions; geopolitical uncertainty; interest rate fluctuations; new trade policies and tariffs; demand for CRE debt and opportunities that may exist for alternative lenders like us; the diversity of our loan investment portfolio; our future lending activity and opportunities; the ability of our borrowers to achieve their business plans; our leverage levels and possible future financings; our liquidity needs and sources; and the amount and timing of future distributions.
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
•The impact of inflation, geopolitical instability, interest rate fluctuations, new trade policies, tariffs and economic recession or downturn on the CRE industry generally and specific CRE sectors applicable to our investments and lending markets, us and our borrowers;
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
•Yields that may be available to us from mortgages on middle market transitional CRE;
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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended March 31, 2025.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2025	359	$12.74	—	—
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

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President and Chief Investment Officer
Dated: April 28, 2025

By:	/s/ Matthew C. Brown
Matthew C. Brown Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: April 28, 2025