Form 10-Q
period 2025-06-30
Seven Hills Realty Trust
filed 2025-07-28
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of July 24, 2025: 14,943,728.

SEVEN HILLS REALTY TRUST
FORM 10-Q
June 30, 2025

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$45,951	$70,750
Loans held for investment	631,318	609,916
Allowance for credit losses	(9,375)	(8,074)
Loans held for investment, net	621,943	601,842
Real estate owned, net	10,988	11,187
Acquired real estate leases, net	3,052	3,366
Accrued interest receivable	2,827	2,954
Prepaid expenses and other assets, net	2,622	2,709
Total assets	$687,383	$692,808

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$2,991	$3,982
Secured financing facilities, net	415,999	417,796
Due to related persons	1,373	1,752
Total liabilities	420,363	423,530

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 14,943,728 and 14,902,773 shares issued and outstanding, respectively	15	15
Additional paid in capital	241,390	240,425
Cumulative net income	96,690	89,480
Cumulative distributions	(71,075)	(60,642)
Total shareholders' equity	267,020	269,278
Total liabilities and shareholders' equity	$687,383	$692,808

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INCOME FROM INVESTMENTS:
Interest and related income	$14,359	$16,415	$28,681	$32,726
Purchase discount accretion	—	782	—	1,927
Less: interest and related expenses	(7,524)	(8,385)	(14,961)	(17,058)
Income from loan investments, net	6,835	8,812	13,720	17,595
Revenue from real estate owned	558	568	1,267	1,147
Total revenue	7,393	9,380	14,987	18,742
OTHER EXPENSES:
Base management fees	1,076	1,082	2,155	2,162
Incentive fees	229	370	247	420
General and administrative expenses	1,381	1,081	2,344	2,044
Reimbursement of shared services expenses	551	691	1,101	1,382
Provision for credit losses	912	1,315	759	2,012
Expenses from real estate owned	569	599	1,163	1,244
Total other expenses	4,718	5,138	7,769	9,264
Income before income taxes	2,675	4,242	7,218	9,478
Income tax benefit (expense)	3	(13)	(8)	(16)
Net income	$2,678	$4,229	$7,210	$9,462

Weighted average common shares outstanding - basic and diluted	14,785	14,691	14,771	14,683

Net income per common share - basic and diluted	$0.18	$0.28	$0.48	$0.64

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total

Balance at December 31, 2024	14,903	$15	$240,425	$89,480	$(60,642)	$269,278
Share grants	5	—	356	—	—	356
Share repurchases	(1)	—	(5)	—	—	(5)
Net income	—	—	—	4,532	—	4,532
Distributions	—	—	—	—	(5,216)	(5,216)
Balance at March 31, 2025	14,907	15	240,776	94,012	(65,858)	268,945
Share grants	42	—	677	—	—	677
Share repurchases	(5)	—	(63)	—	—	(63)
Net income	—	—	—	2,678	—	2,678
Distributions	—	—	—	—	(5,217)	(5,217)
Balance at June 30, 2025	14,944	$15	$241,390	$96,690	$(71,075)	$267,020

Balance at December 31, 2023	14,811	$15	$239,443	$71,660	$(39,870)	$271,248
Share grants	—	—	336	—	—	336
Share repurchases	(6)	—	(75)	—	—	(75)
Net income	—	—	—	5,233	—	5,233
Distributions	—	—	—	—	(5,184)	(5,184)
Balance at March 31, 2024	14,805	15	239,704	76,893	(45,054)	271,558
Share grants	29	—	497	—	—	497
Share repurchases	(1)	—	(13)	—	—	(13)
Net income	—	—	—	4,229	—	4,229
Distributions	—	—	—	—	(5,182)	(5,182)
Balance at June 30, 2024	14,833	$15	$240,188	$81,122	$(50,236)	$271,089

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,210	$9,462
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	—	(1,927)
Provision for credit losses	759	2,012
Amortization of loan origination and exit fees	(1,097)	(1,283)
Amortization of deferred financing costs	749	699
Straight line rental income	(31)	(385)
Depreciation and amortization	559	683
Share based compensation	1,033	833
Changes in operating assets and liabilities:
Accrued interest receivable	127	395
Prepaid expenses and other assets	72	(683)
Accounts payable, accrued liabilities and other liabilities	(339)	(275)
Due to related persons	(379)	(562)
Net cash provided by operating activities	8,663	8,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(85,991)	(35,571)
Additional funding of loans held for investment	(5,358)	(1,697)
Repayment of loans held for investment	71,044	57,690
Real estate owned improvements	(116)	(7)
Net cash (used in) provided by investing activities	(20,421)	20,415

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	54,304	10,197
Repayments under secured financing facilities	(56,711)	(47,024)
Payments of deferred financing costs	(133)	(355)
Repurchase of common shares	(68)	(88)
Distributions	(10,433)	(10,366)
Net cash used in financing activities	(13,041)	(47,636)

Decrease in cash and cash equivalents	(24,799)	(18,252)
Cash and cash equivalents at beginning of period	70,750	87,855
Cash and cash equivalents at end of period	$45,951	$69,603

SUPPLEMENTAL DISCLOSURES:
Interest paid	$14,244	$16,537
Income taxes refunded	$(5)	$(28)

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
The table below provides overall statistics for our loan portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Number of loans	23	21
Total loan commitments	$665,421	$641,213
Unfunded loan commitments (1)	$32,595	$30,402
Principal balance	$632,826	$610,811
Carrying value	$621,943	$601,842
Weighted average coupon rate	8.03%	8.24%
Weighted average all in yield (2)	8.37%	8.62%
Weighted average floor	2.56%	2.12%
Weighted average maximum maturity (years) (3)	2.7	2.6
Weighted average risk rating	2.9	3.1
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the three months ended June 30, 2025 and 2024:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at March 31, 2025	$661,389	$(1,152)	$660,237
Additional funding	1,285	—	1,285
Originations	40,800	(544)	40,256
Repayments	(70,648)	(396)	(71,044)
Net amortization of deferred fees	—	584	584
Balance at June 30, 2025	$632,826	$(1,508)	$631,318

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at March 31, 2024	$590,632	$(1,997)	$588,635
Additional funding	811	—	811
Originations	36,017	(446)	35,571
Repayments	(17,250)	—	(17,250)
Net amortization of deferred fees	—	701	701
Purchase discount accretion	—	782	782
Balance at June 30, 2024	$610,210	$(960)	$609,250
The tables below represent our loan activities during the six months ended June 30, 2025 and 2024:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2024	$610,811	$(895)	$609,916
Additional funding	5,358	—	5,358
Originations	87,305	(1,314)	85,991
Repayments	(70,648)	(396)	(71,044)
Net amortization of deferred fees	—	1,097	1,097
Balance at June 30, 2025	$632,826	$(1,508)	$631,318

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2023	$629,892	$(3,430)	$626,462
Additional funding	1,855	(158)	1,697
Originations	36,017	(446)	35,571
Repayments	(57,554)	(136)	(57,690)
Net amortization of deferred fees	—	1,283	1,283
Purchase discount accretion	—	1,927	1,927
Balance at June 30, 2024	$610,210	$(960)	$609,250

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Multifamily	7	$205,218	33%	5	$163,987	27%
Office	6	164,800	26%	6	167,749	28%
Industrial	6	161,827	26%	5	136,646	22%
Hotel	3	84,199	13%	3	84,028	14%
Retail	1	15,274	2%	2	57,506	9%
	23	$631,318	100%	21	$609,916	100%

	June 30, 2025			December 31, 2024
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	10	$260,877	41%	7	$192,108	32%
West	6	135,916	22%	6	142,560	23%
Midwest	4	134,951	21%	4	135,349	22%
East	3	99,574	16%	4	139,899	23%
	23	$631,318	100%	21	$609,916	100%
Credit Quality Information and Allowance for Credit Losses
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2024 Annual Report for more information regarding our loan risk ratings.
As of June 30, 2025 and December 31, 2024, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

June 30, 2025
Risk Rating	Number of Loans	Percentage of Portfolio	2025	2024	2023	2022	2021	Prior	Total
1	2	6%	$—	$—	$24,288	$—	$15,274	$—	$39,562
2	4	23%	—	57,501	28,932	—	54,905	—	141,338
3	12	49%	86,344	76,771	25,128	97,375	23,620	—	309,238
4	5	22%	—	—	—	—	114,560	26,620	141,180
5	—	—%	—	—	—	—	—	—	—
	23	100%	$86,344	$134,272	$78,348	$97,375	$208,359	$26,620	$631,318

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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent the changes to the allowance for credit losses during the three months ended June 30, 2025 and 2024.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at March 31, 2025	$7,648	$1,107	$8,755
Provision for (reversal of) credit losses	1,727	(815)	912
Balance at June 30, 2025	$9,375	$292	$9,667

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at March 31, 2024	$5,149	$1,376	$6,525
Provision for credit losses	574	741	1,315
Balance at June 30, 2024	$5,723	$2,117	$7,840
The tables below represent the changes to the allowance for credit losses during the six months ended June 30, 2025 and 2024.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2024	$8,074	$834	$8,908
Provision for (reversal of) credit losses	1,301	(542)	759
Balance at June 30, 2025	$9,375	$292	$9,667

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$4,376	$1,452	$5,828
Provision for credit losses	1,347	665	2,012
Balance at June 30, 2024	$5,723	$2,117	$7,840
The increase in the allowance for credit losses during the three and six months ended June 30, 2025 was primarily attributable to unfavorable CRE pricing forecasts used in our CECL model and extensions for certain of our loans, partially offset by loan repayments.
We may enter into loan modifications that include, among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Loan modifications are evaluated to determine whether a modification results in a new loan or a continuation of an existing loan under ASC 310.
In August 2024, we amended the agreement governing our loan secured by an office property in Dallas, TX. As part of this amendment, the loan commitment was reduced by $3,189, the borrower was required to contribute $2,900 to cash reserves and the maturity date was extended by two years to August 25, 2026. As of June 30, 2025, this loan had an amortized cost of $43,511 and a risk rating of 4.
In August 2024, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the coupon rate was reduced from the Secured Overnight Financing Rate, or SOFR, + 4.75% to SOFR + 3.75% and the maturity date was extended by two years to July 1, 2026. As of June 30, 2025, this loan had an amortized cost of $26,636 and a risk rating of 4.
In November 2024, we amended the agreement governing our loan secured by an office property in Carlsbad, CA. As part of this amendment, the borrower was required to contribute $1,100 to cash reserves and the maturity date was extended by two years to October 27, 2026. As of June 30, 2025, this loan had an amortized cost of $24,414 and a risk rating of 4.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In April 2025, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the borrower was required to contribute $1,625 to cash reserves, the coupon rate was reduced from SOFR + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028. As of June 30, 2025, this loan had an amortized cost of $19,999 and a risk rating of 4.
In May 2025, we amended the agreement governing our loan secured by an office property in Downers Grove, IL. As part of this amendment, the borrower repaid $3,000 of the outstanding principal balance and the maturity date was extended by one year to May 22, 2026. As of June 30, 2025, this loan had an amortized cost of $26,620 and a risk rating of 4.
We did not have any outstanding past due loans or nonaccrual loans as of June 30, 2025 or December 31, 2024. As of June 30, 2025 and July 24, 2025, all of our borrowers had paid their debt service obligations owed and due to us. See our 2024 Annual Report for more information regarding our nonaccrual policy.
As of June 30, 2025, we had unfunded loan commitments of $32,595 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.3 years as of June 30, 2025.
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
In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our condensed consolidated balance sheets:

	June 30, 2025	December 31, 2024
Land, building and improvements	$11,735	$11,735
Less: accumulated depreciation	(747)	(548)
Real estate owned, net	10,988	11,187
Acquired real estate leases, net	3,052	3,366
Prepaid expenses and other assets, net (1)	1,761	1,826
Total assets	$15,801	$16,379

Accounts payable, accrued liabilities and other liabilities	$511	$501
Total liabilities	$511	$501
(1)Includes $1,125 and $1,094 of straight line rent receivables as of June 30, 2025 and December 31, 2024, respectively.

Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. We increased revenue from real estate owned to record revenue on a straight line basis by $15 and $31 for the three and six months ended June 30, 2025, respectively, and $107 and $385 for the three and six months ended June 30, 2024, respectively. Expenses from real estate owned represents costs to operate the property and depreciation and amortization expense.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Secured Financing Agreements
As of June 30, 2025, we had secured financing facilities governed by master repurchase agreements with Wells Fargo, National Association, or Wells Fargo, Citibank, N.A., or Citibank, and UBS AG, or UBS; and a facility loan program with BMO Harris Bank N.A., or BMO. We refer to the Wells Fargo, Citibank and UBS facilities as our Master Repurchase Facilities and the BMO facility as our BMO Facility. Collectively, we refer to our Master Repurchase Facilities and the BMO Facility as our Secured Financing Facilities. See our 2024 Annual Report for more information regarding our Secured Financing Facilities.
The table below summarizes our Secured Financing Facilities as of June 30, 2025 and December 31, 2024:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
June 30, 2025:
UBS Master Repurchase Facility	$250,000	$156,929	$156,663	6.76%	0.5	2/18/2026	$241,161
Citibank Master Repurchase Facility	215,000	108,113	107,642	6.46%	1.2	9/27/2026	164,387
BMO Facility	150,000	72,205	72,065	6.36%	0.6	Various	105,442
Wells Fargo Master Repurchase Facility	125,000	79,968	79,629	6.22%	0.5	3/11/2026	103,836
Total/weighted average	$740,000	$417,215	$415,999	6.51%	0.7		$614,826

December 31, 2024:
UBS Master Repurchase Facility	$250,000	$181,989	$181,566	6.85%	0.7	2/18/2026	$267,084
Citibank Master Repurchase Facility	215,000	93,314	92,700	6.57%	1.5	9/27/2026	145,520
BMO Facility	150,000	103,855	103,622	6.39%	0.9	Various	145,234
Wells Fargo Master Repurchase Facility	125,000	40,464	39,908	6.31%	0.6	3/11/2026	52,973
Total/weighted average	$740,000	$419,622	$417,796	6.62%	0.9		$610,811
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
As of June 30, 2025, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
As of June 30, 2025, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2025	$137,380
2026	263,747
2027	16,088
2028 and thereafter	—
$417,215
Based upon the performance and payment history of our commercial mortgage loans, along with our ability to obtain financing under repurchase agreements and success in extending certain of our existing Master Repurchase Agreements, we believe it is probable that we will extend our Master Repurchase Facilities prior to their maturities.
Note 6. Fair Value Measurements
We determine the estimated fair value of financial assets and liabilities using the three-tier value hierarchy established by GAAP. As of June 30, 2025, the carrying values of cash and cash equivalents, accrued interest receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.

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
The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$621,943	$625,151	$601,842	$603,558
Financial liabilities
Secured Financing Facilities	$415,999	$417,656	$417,796	$418,492
There were no transfers of financial assets or liabilities within the fair value hierarchy during the six months ended June 30, 2025.
Note 7. Shareholders' Equity
Common Share Awards
On March 19, 2025, in accordance with our Trustee compensation arrangements, we awarded one of our Trustees 4,709 of our common shares, valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day. The aggregate value of common shares awarded was $60.
On May 28, 2025, in accordance with our Trustee compensation arrangements, we awarded each of our seven Trustees 5,977 of our common shares, valued at the closing price of our common shares on Nasdaq, on that day. The aggregate value of common shares awarded was $490.
Common Share Purchases
During the six months ended June 30, 2025, we purchased 5,593 of our common shares from certain current and former officers of The RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased was $68.
Distributions

For the six months ended June 30, 2025, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 27, 2025	February 20, 2025	$0.35	$5,216
April 22, 2025	May 15, 2025	0.35	5,217
		$0.70	$10,433
On July 10, 2025, we declared a quarterly distribution of $0.28 per common share, or $4,184, to shareholders of record on July 21, 2025. We expect to pay this distribution on or about August 14, 2025 using cash on hand.
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
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. As of June 30, 2025, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.6% of our outstanding common shares.
Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $16 and $37 for the three and six months ended June 30, 2025, respectively, and $22 and $31 for the three and six months ended June 30, 2024, respectively, related to real estate owned.
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
The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerators:
Net income	$2,678	$4,229	$7,210	$9,462
Net income attributable to unvested share awards	(50)	(44)	(101)	(92)
Net income used in calculating net income per common share - basic and diluted	$2,628	$4,185	$7,109	$9,370

Denominators:
Weighted average common shares outstanding - basic and diluted	14,785	14,691	14,771	14,683

Net income per common share - basic and diluted	$0.18	$0.28	$0.48	$0.64

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
Market Conditions. U.S. trade and fiscal policy, coupled with ongoing geopolitical tensions, has caused uncertainty in financial markets. As a result, we believe many CRE investors continue to remain on the sidelines, waiting until they have greater clarity on the outcomes of negotiations with U.S. trade partners, new tariff announcements, domestic fiscal policy initiatives and the path of interest rates to make buy and sell decisions. However, the Federal Open Market Committee, or FOMC, has indicated that the U.S. economy is on solid footing, allowing it to be patient and wait to measure the impact of tariff driven price increases before determining the future path of interest rates.

Despite the current macroeconomic uncertainty, CRE debt markets continue to function well. The relative risk versus reward in CRE debt investments has led to healthy loan demand from various types of lenders, including banks, securitized lenders, life insurance companies, private debt funds and mortgage REITs. With fewer sale transactions to finance and strong debt capital market liquidity, borrowers with well-performing collateral properties are benefiting from increased competition amongst lenders, which has driven credit spreads and whole loan rates downward.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage up to 80% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.25% to 5.20%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of June 30, 2025, SOFR was 4.32%, and as a result, one of our loan investments had an active interest rate floor.
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

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Number of loans	23	21
Total loan commitments	$665,421	$641,213
Unfunded loan commitments (1)	$32,595	$30,402
Principal balance	$632,826	$610,811
Carrying value	$621,943	$601,842
Weighted average coupon rate	8.03%	8.24%
Weighted average all in yield (2)	8.37%	8.62%
Weighted average floor	2.56%	2.12%
Weighted average maximum maturity (years) (3)	2.7	2.6
Weighted average risk rating	2.9	3.1
Weighted average LTV (4)	68%	67%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of June 30, 2025:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$54,575	S + 4.00%	S + 4.29%	01/28/2026	63%	2
2	Passaic, NJ	Industrial	09/08/2022	47,000	45,179	S + 3.85%	S + 4.28%	09/08/2027	69%	3
3	Dallas, TX	Office	08/25/2021	46,811	43,511	S + 3.25%	S + 3.27%	08/25/2026	72%	4
4	Boston, MA	Hotel	12/16/2024	45,000	39,800	S + 3.95%	S + 4.39%	12/16/2029	49%	3
5	Oxford, MS	Multifamily	11/26/2024	42,000	42,000	S + 2.95%	S + 3.33%	11/26/2029	75%	2
6	San Marcos, TX	Multifamily	01/14/2025	31,200	28,005	S + 3.25%	S + 3.69%	01/14/2030	62%	3
7	Farmington Hills, MI	Multifamily	05/24/2022	30,520	29,501	S + 3.15%	S + 3.56%	05/24/2027	75%	3
8	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.56%	11/29/2028	55%	2
9	San Antonio, TX	Industrial	06/13/2025	28,000	22,800	S + 3.40%	S + 3.88%	06/13/2030	62%	3
10	Fountain Inn, SC	Industrial	07/13/2023	27,500	24,300	S + 4.25%	S + 4.87%	07/13/2026	76%	1
11	Plano, TX	Office	07/01/2021	27,385	26,569	S + 3.75%	S + 3.76%	07/01/2026	78%	4
12	Downers Grove, IL	Office	09/25/2020	27,000	26,500	S + 5.00%	S + 5.15%	05/22/2026	67%	4
13	Fayetteville, GA	Industrial	10/06/2023	25,250	25,250	S + 3.35%	S + 3.73%	10/06/2028	55%	3
14	Carlsbad, CA	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.26%	10/27/2026	78%	4
15	Fontana, CA	Industrial	11/18/2022	24,355	22,460	S + 3.75%	S + 4.08%	11/18/2026	72%	3
16	Los Angeles, CA	Industrial	06/28/2024	23,800	22,517	S + 3.40%	S + 3.83%	06/28/2029	58%	3
17	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.54%	12/09/2026	72%	3
18	Bellevue, WA	Office	11/05/2021	21,000	20,000	S + 2.85%	S + 2.85%	04/07/2029	68%	4
19	Waco, TX	Multifamily	03/06/2025	18,500	18,500	S + 3.35%	S + 3.75%	03/06/2030	73%	3
20	Boise, ID	Multifamily	06/26/2025	18,000	18,000	S + 3.50%	S + 4.29%	06/26/2030	79%	3
21	Newport News, VA	Multifamily	04/25/2024	17,757	15,126	S + 3.15%	S + 3.85%	04/25/2029	71%	3
22	Sandy Springs, GA	Retail	09/23/2021	16,488	15,286	S + 3.75%	S + 4.05%	09/23/2026	72%	1
23	Lake Mary, FL	Hotel	09/06/2024	16,000	16,000	S + 4.00%	S + 4.41%	09/06/2029	68%	2
	Total/weighted average			$665,421	$632,826	S + 3.64%	S + 3.98%		68%	2.9
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

As of June 30, 2025, we had $665,421 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 23 first mortgage loans. As of June 30, 2025, we had five loans representing approximately 22% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”. We have no “5” or “loss likely” rated loans.
In August 2024, we amended the agreement governing our loan secured by an office property in Dallas, TX. As part of this amendment, the loan commitment was reduced by $3,189, the borrower was required to contribute $2,900 to cash reserves and the maturity date was extended by two years to August 25, 2026. As of June 30, 2025, this loan had an amortized cost of $43,511 and a risk rating of 4.
In August 2024, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the coupon rate was reduced from SOFR + 4.75% to SOFR + 3.75% and the maturity date was extended by two years to July 1, 2026. As of June 30, 2025, this loan had an amortized cost of $26,636 and a risk rating of 4.
In November 2024, we amended the agreement governing our loan secured by an office property in Carlsbad, CA. As part of this amendment, the borrower was required to contribute $1,100 to cash reserves and the maturity date was extended by two years to October 27, 2026. As of June 30, 2025, this loan had an amortized cost of $24,414 and a risk rating of 4.
In April 2025, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the borrower was required to contribute $1,625 to cash reserves, the coupon rate was reduced from SOFR + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028. As of June 30, 2025, this loan had an amortized cost of $19,999 and a risk rating of 4.

In May 2025, we amended the agreement governing our loan secured by an office property in Downers Grove, IL. As part of this amendment, the borrower repaid $3,000 of the outstanding principal balance and the maturity date was extended by one year to May 22, 2026. As of June 30, 2025, this loan had an amortized cost of $26,620 and a risk rating of 4.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
As of June 30, 2025 and July 24, 2025, all of our borrowers had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of June 30, 2025. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, interest rate fluctuations, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2024 Annual Report.
Financing Activities
The table below is an overview of our Secured Financing Facilities as of June 30, 2025:

Facility	Maturity Date	Principal Balance	Carrying Value	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
UBS Master Repurchase Facility	02/18/2026	$156,929	$156,663	$93,071	$250,000	$241,161
Citibank Master Repurchase Facility	09/27/2026	108,113	107,642	106,887	215,000	164,387
BMO Facility	Various	72,205	72,065	77,795	150,000	105,442
Wells Fargo Master Repurchase Facility	03/11/2026	79,968	79,629	45,032	125,000	103,836
Total		$417,215	$415,999	$322,785	$740,000	$614,826
The table below details our Secured Financing Facilities activities during the three months ended June 30, 2025:

Carrying Value
Balance at March 31, 2025	$440,474
Borrowings	31,900
Repayments	(56,711)
Deferred fees	(47)
Amortization of deferred fees	383
Balance at June 30, 2025	$415,999

The table below details our Secured Financing Facilities activities during the six months ended June 30, 2025:

Carrying Value
Balance at December 31, 2024	$417,796
Borrowings	54,304
Repayments	(56,711)
Deferred fees	(139)
Amortization of deferred fees	749
Balance at June 30, 2025	$415,999
As of June 30, 2025, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 6.51% per annum, excluding associated fees and expenses. As of June 30, 2025 and July 24, 2025, we had a $417,215 and $381,853, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of June 30, 2025, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025:

	Three Months Ended
	June 30, 2025	March 31, 2025	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$14,359	$14,322	$37	0.3%
Less: interest and related expenses	(7,524)	(7,437)	(87)	1.2%
Income from loan investments, net	6,835	6,885	(50)	(0.7%)
Revenue from real estate owned	558	709	(151)	(21.3%)
Total revenue	7,393	7,594	(201)	(2.6%)
OTHER EXPENSES:
Base management fees	1,076	1,079	(3)	(0.3%)
Incentive fees	229	18	211	n/m
General and administrative expenses	1,381	963	418	43.4%
Reimbursement of shared services expenses	551	550	1	0.2%
Provision for (reversal of) credit losses	912	(153)	1,065	696.1%
Expenses from real estate owned	569	594	(25)	(4.2%)
Total other expenses	4,718	3,051	1,667	54.6%
Income before income taxes	2,675	4,543	(1,868)	(41.1%)
Income tax benefit (expense)	3	(11)	14	127.3%
Net income	$2,678	$4,532	$(1,854)	(40.9%)

Weighted average common shares outstanding - basic and diluted	14,785	14,757	28	0.2%

Net income per common share - basic and diluted	$0.18	$0.30	$(0.12)	(40.0%)

Interest and related income. The increase in interest and related income was primarily due to higher deferred fee amortization, partially offset by a decrease in the weighted average coupon rates during the three months ended June 30, 2025. The weighted average coupon rate was 8.03% as of June 30, 2025 compared to 8.07% as of March 31, 2025.
Interest and related expenses. The increase in interest and related expenses was primarily the result of a higher average principal balance outstanding under our Secured Financing Facilities and higher deferred fee amortization, partially offset by a decrease in the weighted average coupon rates during the three months ended June 30, 2025. The weighted average principal balance was approximately $433,000 for the three months ended June 30, 2025 compared to approximately $432,000 for the three months ended March 31, 2025. The weighted average coupon rate was 6.51% as of June 30, 2025 compared to 6.52% as of March 31, 2025.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in revenue from real estate owned was primarily due to lower operating expense reimbursements during the three months ended June 30, 2025 as compared to the three months ended March 31, 2025.
Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The increase in management incentive fees was due to the incentive fee for the 12 month period ended June 30, 2025 exceeding the fee paid for the previous three calendar quarters by a higher margin, as compared to the fee for the 12 month period ended March 31, 2025.

General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based compensation resulting from shares awarded to our trustees during the three months ended June 30, 2025.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR.
Provision for (reversal of) credit losses. The provision for (reversal of) credit losses represents the change in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the three months ended June 30, 2025 was primarily attributable to unfavorable CRE pricing forecasts used in our CECL model and extensions for certain of our loans, partially offset by loan repayments.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in expenses from real estate owned was primarily due to lower utility expenses during the three months ended June 30, 2025 as compared to the three months ended March 31, 2025.
Income tax benefit (expense). Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The decrease in net income was due to the changes noted above.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$28,681	$32,726	$(4,045)	(12.4%)
Purchase discount accretion	—	1,927	(1,927)	(100.0%)
Less: interest and related expenses	(14,961)	(17,058)	2,097	(12.3%)
Income from loan investments, net	13,720	17,595	(3,875)	(22.0%)
Revenue from real estate owned	1,267	1,147	120	10.5%
Total revenue	14,987	18,742	(3,755)	(20.0%)
OTHER EXPENSES:
Base management fees	2,155	2,162	(7)	(0.3%)
Incentive fees	247	420	(173)	(41.2%)
General and administrative expenses	2,344	2,044	300	14.7%
Reimbursement of shared services expenses	1,101	1,382	(281)	(20.3%)
Provision for credit losses	759	2,012	(1,253)	(62.3%)
Expenses from real estate owned	1,163	1,244	(81)	(6.5%)
Total other expenses	7,769	9,264	(1,495)	(16.1%)
Income before income taxes	7,218	9,478	(2,260)	(23.8%)
Income tax expense	(8)	(16)	8	50.0%
Net income	$7,210	$9,462	$(2,252)	(23.8%)

Weighted average common shares outstanding - basic and diluted	14,771	14,683	88	0.6%

Net income per common share - basic and diluted	$0.48	$0.64	$(0.16)	(25.0%)
Interest and related income. The decrease in interest and related income was primarily the result of lower weighted average coupon rates under our loan investment portfolio, partially offset by higher outstanding principal balances during the six months ended June 30, 2025. The weighted average coupon rate was 8.03% as of June 30, 2025 compared to 9.11% as of June 30, 2024. The weighted average principal balance was approximately $642,000 for the six months ended June 30, 2025 compared to approximately $607,000 for the six months ended June 30, 2024.
Purchase discount accretion. The decrease in purchase discount accretion was due to the purchase discount recorded as part of our merger with Tremont Mortgage Trust, or the Merger, becoming fully accreted during 2024.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of lower weighted average coupon rates under our Secured Financing Facilities, partially offset by higher outstanding principal balances during the six months ended June 30, 2025. The weighted average coupon rate was 6.51% as of June 30, 2025 compared to 7.48% as of June 30, 2024. The weighted average principal balance was approximately $432,000 for the six months ended June 30, 2025 compared to approximately $431,000 for the six months ended June 30, 2024.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in revenue from real estate owned was primarily due to higher operating expense reimbursements during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The decrease in management incentive fees was due to lower “core earnings”, as defined in our management agreement, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based compensation resulting from shares awarded to our trustees during the six months ended June 30, 2025.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The decrease in reimbursement of shared services expenses was primarily the result of lower usage of shared services from RMR during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Provision for credit losses. The provision for credit losses represents the change in the allowance for credit losses on our loan portfolio and unfunded commitments. The decrease in the provision for credit losses during the six months ended June 30, 2025 was primarily attributable to improved performance at certain of the collateral properties underlying our loans, partially offset by higher total loan commitments during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in expenses from real estate owned was primarily due to decreases in maintenance expenses, partially offset by higher utility expenses during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
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
Adjusted Book Value per Common Share
We believe that Adjusted Book Value per common share is a meaningful measure of our capital adequacy because it excludes the impact of certain non-cash estimates or adjustments, including the unaccreted purchase discount resulting from the excess of the fair value of the loans Tremont Mortgage Trust then held for investment and that we acquired as a result of the Merger, over the consideration we paid in the Merger and our allowance for credit losses for our loan portfolio and unfunded loan commitments. Adjusted Book Value per common share does not represent book value per common share or alternative measures determined in accordance with GAAP. Our methodology for calculating Adjusted Book Value per common share may differ from the methodologies employed by other companies to calculate the same or similar supplemental capital adequacy measures; therefore, our Adjusted Book Value per common share may not be comparable to the adjusted book value per common share reported by other companies.

The table below calculates our book value per common share and Adjusted Book Value per common share, which is a non-GAAP financial measure:

	June 30, 2025	December 31, 2024
Shareholders' equity	$267,020	$269,278
Total outstanding common shares	14,944	14,903
Book value per common share	17.87	18.07
Allowance for credit losses per common share (1)	0.64	0.60
Adjusted Book Value per common share	$18.51	$18.67
(1)Excludes the impact of our allowance for credit losses. As of June 30, 2025 and December 31, 2024, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $9,667 and $8,908, respectively.
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

The table below demonstrates how we calculate Distributable Earnings and Distributable Earnings per common share, which are non-GAAP financial measures, and provides a reconciliation of these non-GAAP financial measures to net income:

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net income	$2,678	$4,532	$7,210	$9,462
Non-cash equity compensation expense	677	356	1,033	833
Non-cash accretion of purchase discount	—	—	—	(1,927)
Provision for (reversal of) credit losses	912	(153)	759	2,012
Depreciation and amortization of real estate owned	269	269	538	662
Exit fees collected on loans acquired in Merger (1)	—	—	—	90
Distributable Earnings	$4,536	$5,004	$9,540	$11,132

Weighted average common shares outstanding - basic and diluted	14,785	14,757	14,771	14,683

Net income per common share - basic and diluted	$0.18	$0.30	$0.48	$0.64
Distributable Earnings per common share - basic and diluted	$0.31	$0.34	$0.65	$0.76
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
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents at beginning of period	$70,750	$87,855
Net cash provided by (used in):
Operating activities	8,663	8,969
Investing activities	(20,421)	20,415
Financing activities	(13,041)	(47,636)
Cash and cash equivalents at end of period	$45,951	$69,603
The decrease in cash provided by operating activities for the 2025 period compared to the 2024 period was primarily due to lower net interest income resulting from lower weighted average interest rates under our loan investment portfolio. The change from cash provided by to cash used in investing activities was primarily due to increased loan originations in the 2025 period. The decrease in cash used in financing activities was primarily due to increased proceeds from our Secured Financing Facilities in the 2025 period.
Distributions
During the six months ended June 30, 2025, we declared and paid regular quarterly distributions to our common shareholders totaling $10,433, or $0.70 per common share, using cash on hand.
On July 10, 2025, we declared a reduced regular quarterly distribution of $0.28 per common share, or $4,184, to shareholders of record on July 21, 2025. The reduced quarterly distribution reflects a sustainable rate with expectations that loan repayment proceeds will be redeployed at lower net interest margins and a declining SOFR index rate curve. We expect to pay this distribution to our common shareholders on or about August 14, 2025 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2025 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$32,595	$9,638	$22,957	$—	$—
Principal payments on Secured Financing Facilities (2)	417,215	293,013	124,202	—	—
Interest payments on Secured Financing Facilities (3)	19,105	16,562	2,543	—	—
Lease related costs (4)	142	142	—	—	—
	$469,057	$319,355	$149,702	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of June 30, 2025 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to real estate owned.
Debt Covenants
Our principal debt obligations as of June 30, 2025 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of June 30, 2025, we had a $345,010 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.

As of June 30, 2025, we had a $72,205 aggregate outstanding principal balance under the BMO Facility.
As of June 30, 2025, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. These statements include words such as “believe”, “could”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “would”, “should”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: the disposition of our real estate owned; economic, market and industry conditions; geopolitical uncertainty; interest rate fluctuations; new trade and fiscal policies and tariffs; demand for CRE debt and opportunities that may exist for alternative lenders like us; the diversity of our loan investment portfolio; our future lending activity and opportunities; the ability of our borrowers to achieve their business plans; our leverage levels and possible future financings; our liquidity needs and sources; and the amount and timing of future distributions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended June 30, 2025.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2025	1,376	$13.00	—	$—
May 2025	3,858	11.73	—	—
Total/weighted average	5,234	$12.06	—	$—
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
Item 6. Exhibits

Exhibit Number	Description
3.1	Declaration of Trust of the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on December 22, 2021.)
3.2	Second Amended and Restated Bylaws of the Company, as of May 30, 2024. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on June 3, 2024.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)
10.1	Second Amended and Restated Seven Hills Realty Trust 2021 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 29, 2025.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President and Chief Investment Officer
Dated: July 28, 2025

By:	/s/ Matthew C. Brown
Matthew C. Brown Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: July 28, 2025