Form 10-Q
period 2025-09-30
Seven Hills Realty Trust
filed 2025-10-27
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of October 23, 2025: 15,065,722.

SEVEN HILLS REALTY TRUST
FORM 10-Q
September 30, 2025

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$77,495	$70,750
Loans held for investment	612,424	609,916
Allowance for credit losses	(9,411)	(8,074)
Loans held for investment, net	603,013	601,842
Real estate owned, net	10,924	11,187
Acquired real estate leases, net	2,896	3,366
Accrued interest receivable	2,837	2,954
Prepaid expenses and other assets, net	3,679	2,709
Total assets	$700,844	$692,808

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$3,421	$3,982
Secured financing facilities, net	429,449	417,796
Due to related persons	1,493	1,752
Total liabilities	434,363	423,530

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 15,069,116 and 14,902,773 shares issued and outstanding, respectively	15	15
Additional paid in capital	241,605	240,425
Cumulative net income	100,120	89,480
Cumulative distributions	(75,259)	(60,642)
Total shareholders' equity	266,481	269,278
Total liabilities and shareholders' equity	$700,844	$692,808

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INCOME FROM INVESTMENTS:
Interest and related income	$13,442	$15,741	$42,123	$48,467
Purchase discount accretion	—	420	—	2,347
Less: interest and related expenses	(6,998)	(7,875)	(21,959)	(24,933)
Income from loan investments, net	6,444	8,286	20,164	25,881
Revenue from real estate owned	648	571	1,915	1,718
Total revenue	7,092	8,857	22,079	27,599
OTHER EXPENSES:
Base management fees	1,076	1,083	3,231	3,245
Incentive fees	337	486	584	906
General and administrative expenses	1,295	1,011	3,639	3,055
Reimbursement of shared services expenses	357	635	1,458	2,017
Provision for credit losses	37	1,518	796	3,530
Expenses from real estate owned	562	634	1,725	1,878
Total other expenses	3,664	5,367	11,433	14,631
Income before income taxes	3,428	3,490	10,646	12,968
Income tax benefit (expense)	2	(11)	(6)	(27)
Net income	$3,430	$3,479	$10,640	$12,941

Weighted average common shares outstanding - basic and diluted	14,826	14,723	14,790	14,697

Net income per common share - basic and diluted	$0.23	$0.23	$0.71	$0.87

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total

Balance at December 31, 2024	14,903	$15	$240,425	$89,480	$(60,642)	$269,278
Share grants	5	—	356	—	—	356
Share repurchases	(1)	—	(5)	—	—	(5)
Net income	—	—	—	4,532	—	4,532
Distributions	—	—	—	—	(5,216)	(5,216)
Balance at March 31, 2025	14,907	15	240,776	94,012	(65,858)	268,945
Share grants	42	—	677	—	—	677
Share repurchases	(5)	—	(63)	—	—	(63)
Net income	—	—	—	2,678	—	2,678
Distributions	—	—	—	—	(5,217)	(5,217)
Balance at June 30, 2025	14,944	15	241,390	96,690	(71,075)	267,020
Share grants	150	—	486	—	—	486
Share repurchases	(25)	—	(271)	—	—	(271)
Net income	—	—	—	3,430	—	3,430
Distributions	—	—	—	—	(4,184)	(4,184)
Balance at September 30, 2025	15,069	$15	$241,605	$100,120	$(75,259)	$266,481

Balance at December 31, 2023	14,811	$15	$239,443	$71,660	$(39,870)	$271,248
Share grants	—	—	336	—	—	336
Share repurchases	(6)	—	(75)	—	—	(75)
Net income	—	—	—	5,233	—	5,233
Distributions	—	—	—	—	(5,184)	(5,184)
Balance at March 31, 2024	14,805	15	239,704	76,893	(45,054)	271,558
Share grants	29	—	497	—	—	497
Share repurchases	(1)	—	(13)	—	—	(13)
Net income	—	—	—	4,229	—	4,229
Distributions	—	—	—	—	(5,182)	(5,182)
Balance at June 30, 2024	14,833	15	240,188	81,122	(50,236)	271,089
Share grants	91	—	367	—	—	367
Share repurchases	(18)	—	(239)	—	—	(239)
Net income	—	—	—	3,479	—	3,479
Distributions	—	—	—	—	(5,190)	(5,190)
Balance at September 30, 2024	14,906	$15	$240,316	$84,601	$(55,426)	$269,506

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,640	$12,941
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	—	(2,347)
Provision for credit losses	796	3,530
Amortization of loan origination and exit fees	(1,542)	(2,177)
Amortization of deferred financing costs	1,127	1,090
Straight line rental income	(39)	(430)
Depreciation and amortization	848	1,001
Share based compensation	1,520	1,200
Changes in operating assets and liabilities:
Accrued interest receivable	117	618
Prepaid expenses and other assets	(1,807)	202
Accounts payable, accrued liabilities and other liabilities	427	303
Due to related persons	(259)	338
Net cash provided by operating activities	11,828	16,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(119,943)	(51,356)
Additional funding of loans held for investment	(5,373)	(3,619)
Repayment of loans held for investment	125,157	128,735
Real estate owned improvements	(162)	(220)
Net cash (used in) provided by investing activities	(321)	73,540

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	107,928	26,283
Repayments under secured financing facilities	(97,127)	(104,765)
Payments of deferred financing costs	(607)	(1,102)
Repurchase of common shares	(339)	(327)
Distributions	(14,617)	(15,556)
Net cash used in financing activities	(4,762)	(95,467)

Increase (decrease) in cash and cash equivalents	6,745	(5,658)
Cash and cash equivalents at beginning of period	70,750	87,855
Cash and cash equivalents at end of period	$77,495	$82,197

SUPPLEMENTAL DISCLOSURES:
Interest paid	$20,844	$24,034
Income taxes refunded	$(14)	$(22)

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
The table below provides overall statistics for our loan portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Number of loans	22	21
Total loan commitments	$641,901	$641,213
Unfunded loan commitments (1)	$27,554	$30,402
Principal balance	$614,347	$610,811
Carrying value	$603,013	$601,842
Weighted average coupon rate	7.85%	8.24%
Weighted average all in yield (2)	8.21%	8.62%
Weighted average floor	2.59%	2.12%
Weighted average maximum maturity (years) (3)	2.6	2.6
Weighted average risk rating	2.9	3.1
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the three months ended September 30, 2025 and 2024:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at June 30, 2025	$632,826	$(1,508)	$631,318
Additional funding	822	—	822
Originations	34,500	(548)	33,952
Repayments	(53,801)	(312)	(54,113)
Net amortization of deferred fees	—	445	445
Balance at September 30, 2025	$614,347	$(1,923)	$612,424

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at June 30, 2024	$610,210	$(960)	$609,250
Additional funding	1,922	—	1,922
Originations	16,000	(215)	15,785
Repayments	(70,587)	(458)	(71,045)
Net amortization of deferred fees	—	894	894
Purchase discount accretion	—	420	420
Balance at September 30, 2024	$557,545	$(319)	$557,226
The tables below represent our loan activities during the nine months ended September 30, 2025 and 2024:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2024	$610,811	$(895)	$609,916
Additional funding	6,180	—	6,180
Originations	121,805	(1,862)	119,943
Repayments	(124,449)	(708)	(125,157)
Net amortization of deferred fees	—	1,542	1,542
Balance at September 30, 2025	$614,347	$(1,923)	$612,424

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2023	$629,892	$(3,430)	$626,462
Additional funding	3,777	(158)	3,619
Originations	52,017	(661)	51,356
Repayments	(128,141)	(594)	(128,735)
Net amortization of deferred fees	—	2,177	2,177
Purchase discount accretion	—	2,347	2,347
Balance at September 30, 2024	$557,545	$(319)	$557,226

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Multifamily	6	$175,795	29%	5	$163,987	27%
Office	6	164,826	27%	6	167,749	28%
Industrial	5	138,039	22%	5	136,646	22%
Hotel	3	84,290	14%	3	84,028	14%
Mixed Use	1	34,230	6%	—	—	—%
Retail	1	15,244	2%	2	57,506	9%
	22	$612,424	100%	21	$609,916	100%

	September 30, 2025			December 31, 2024
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	9	$236,915	39%	7	$192,108	32%
West	6	136,538	22%	6	142,560	23%
East	4	133,762	22%	4	139,899	23%
Midwest	3	105,209	17%	4	135,349	22%
	22	$612,424	100%	21	$609,916	100%
Credit Quality Information and Allowance for Credit Losses
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2024 Annual Report for more information regarding our loan risk ratings.
As of September 30, 2025 and December 31, 2024, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

September 30, 2025
Risk Rating	Number of Loans	Percentage of Portfolio	2025	2024	2023	2022	2021	Prior	Total
1	2	5%	$—	$15,879	$—	$—	$15,244	$—	$31,123
2	3	21%	—	41,671	28,973	—	54,943	—	125,587
3	12	51%	120,881	77,085	25,151	67,771	23,636	—	314,524
4	5	23%	—	—	—	—	114,560	26,630	141,190
5	—	—%	—	—	—	—	—	—	—
	22	100%	$120,881	$134,635	$54,124	$67,771	$208,383	$26,630	$612,424

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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent the changes to the allowance for credit losses during the three months ended September 30, 2025 and 2024.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at June 30, 2025	$9,375	$292	$9,667
Provision for credit losses	36	1	37
Balance at September 30, 2025	$9,411	$293	$9,704

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at June 30, 2024	$5,723	$2,117	$7,840
Provision for (reversal of) credit losses	1,559	(41)	1,518
Balance at September 30, 2024	$7,282	$2,076	$9,358
The tables below represent the changes to the allowance for credit losses during the nine months ended September 30, 2025 and 2024.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2024	$8,074	$834	$8,908
Provision for (reversal of) credit losses	1,337	(541)	796
Balance at September 30, 2025	$9,411	$293	$9,704

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$4,376	$1,452	$5,828
Provision for credit losses	2,906	624	3,530
Balance at September 30, 2024	$7,282	$2,076	$9,358
The increase in the allowance for credit losses during the three months ended September 30, 2025 was primarily attributable to decreased net operating income for the collateral securing certain of our loans, partially offset by loans nearing maturity and loan repayments. The increase in the allowance for credit losses during the nine months ended September 30, 2025 was primarily attributable to increased provisions for our office loans, partially offset by loans nearing maturity and loan repayments.
We may enter into loan modifications that include, among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Loan modifications are evaluated to determine whether a modification results in a new loan or a continuation of an existing loan under ASC 310.
In August 2024, we amended the agreement governing our loan secured by an office property in Dallas, TX. As part of this amendment, the loan commitment was reduced by $3,189, the borrower was required to contribute $2,900 to cash reserves and the maturity date was extended by two years to August 25, 2026. As of September 30, 2025, this loan had an amortized cost of $43,511 and a risk rating of 4.
In August 2024, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the coupon rate was reduced from the Secured Overnight Financing Rate, or SOFR, + 4.75% to SOFR + 3.75% and the maturity date was extended by two years to July 1, 2026. As of September 30, 2025, this loan had an amortized cost of $26,636 and a risk rating of 4.
In November 2024, we amended the agreement governing our loan secured by an office property in Carlsbad, CA. As part of this amendment, the borrower was required to contribute $1,100 to cash reserves and the maturity date was extended by two years to October 27, 2026. As of September 30, 2025, this loan had an amortized cost of $24,414 and a risk rating of 4.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In April 2025, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the borrower was required to contribute $1,625 to cash reserves, the coupon rate was reduced from SOFR + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028. As of September 30, 2025, this loan had an amortized cost of $19,999 and a risk rating of 4.
In May 2025, we amended the agreement governing our loan secured by an office property in Downers Grove, IL. As part of this amendment, the borrower repaid $3,000 of the outstanding principal balance and the maturity date was extended by one year to May 22, 2026. As of September 30, 2025, this loan had an amortized cost of $26,630 and a risk rating of 4.
We did not have any outstanding past due loans or nonaccrual loans as of September 30, 2025 or December 31, 2024. As of September 30, 2025 and October 23, 2025, all of our borrowers had paid their debt service obligations owed and due to us. See our 2024 Annual Report for more information regarding our nonaccrual policy.
As of September 30, 2025, we had unfunded loan commitments of $27,554 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.3 years as of September 30, 2025.
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
In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our condensed consolidated balance sheets:

	September 30, 2025	December 31, 2024
Land, building and improvements	$11,782	$11,735
Less: accumulated depreciation	(858)	(548)
Real estate owned, net	10,924	11,187
Acquired real estate leases, net	2,896	3,366
Prepaid expenses and other assets, net (1)	1,839	1,826
Total assets	$15,659	$16,379

Accounts payable, accrued liabilities and other liabilities	$483	$501
Total liabilities	$483	$501
(1)Includes $1,133 and $1,094 of straight line rent receivables as of September 30, 2025 and December 31, 2024, respectively.

Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. We increased revenue from real estate owned to record revenue on a straight line basis by $8 and $39 for the three and nine months ended September 30, 2025, respectively, and $45 and $430 for the three and nine months ended September 30, 2024, respectively. Expenses from real estate owned represents costs to operate the property and depreciation and amortization expense.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Secured Financing Agreements
As of September 30, 2025, we had secured financing facilities governed by master repurchase agreements with Wells Fargo, National Association, or Wells Fargo, Citibank, N.A., or Citibank, and UBS AG, or UBS; and a facility loan program with BMO Harris Bank N.A., or BMO. We refer to the Wells Fargo, Citibank and UBS facilities as our Master Repurchase Facilities and the BMO facility as our BMO Facility. Collectively, we refer to our Master Repurchase Facilities and the BMO Facility as our Secured Financing Facilities. See our 2024 Annual Report for more information regarding our Secured Financing Facilities.
The table below summarizes our Secured Financing Facilities as of September 30, 2025 and December 31, 2024:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
September 30, 2025:
UBS Master Repurchase Facility	$250,000	$146,799	$146,638	6.54%	0.3	2/18/2026	$216,861
Citibank Master Repurchase Facility	215,000	135,714	135,338	6.24%	1.0	9/27/2026	198,887
BMO Facility	150,000	77,258	77,041	6.20%	0.9	Various	106,041
Wells Fargo Master Repurchase Facility	125,000	70,652	70,432	6.04%	0.4	3/11/2026	92,558
Total/weighted average	$740,000	$430,423	$429,449	6.30%	0.7		$614,347

December 31, 2024:
UBS Master Repurchase Facility	$250,000	$181,989	$181,566	6.85%	0.7	2/18/2026	$267,084
Citibank Master Repurchase Facility	215,000	93,314	92,700	6.57%	1.5	9/27/2026	145,520
BMO Facility	150,000	103,855	103,622	6.39%	0.9	Various	145,234
Wells Fargo Master Repurchase Facility	125,000	40,464	39,908	6.31%	0.6	3/11/2026	52,973
Total/weighted average	$740,000	$419,622	$417,796	6.62%	0.9		$610,811
(1)The weighted average coupon rate is determined using SOFR plus a spread ranging from 1.75% to 2.95%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity of our Master Repurchase Facilities is determined using the earlier of the underlying loan investment maturity date and the respective repurchase agreement maturity date. The weighted average remaining maturity of the BMO Facility is determined using the underlying loan investment maturity date.
As of September 30, 2025, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
As of September 30, 2025, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2025	$57,019
2026	357,316
2027	16,088
2028 and thereafter	—
$430,423
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6. Fair Value Measurements
We determine the estimated fair value of financial assets and liabilities using the three-tier value hierarchy established by GAAP. As of September 30, 2025, the carrying values of cash and cash equivalents, accrued interest receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.
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
The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$603,013	$606,287	$601,842	$603,558
Financial liabilities
Secured Financing Facilities	$429,449	$430,738	$417,796	$418,492
There were no transfers of financial assets or liabilities within the fair value hierarchy during the nine months ended September 30, 2025.
Note 7. Shareholders' Equity
Common Share Awards
On March 19, 2025, in accordance with our Trustee compensation arrangements, we awarded one of our Trustees 4,709 of our common shares, valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day. The aggregate value of common shares awarded was $60.
On May 28, 2025, in accordance with our Trustee compensation arrangements, we awarded each of our seven Trustees 5,977 of our common shares, valued at the closing price of our common shares on Nasdaq on that day. The aggregate value of common shares awarded was $490.
On September 9, 2025, we awarded an aggregate of 150,158 of our common shares to our officers and certain other employees of Tremont Realty Capital LLC, or Tremont, and of The RMR Group LLC, or RMR, valued at the closing price of our common shares on Nasdaq that day. The aggregate value of common shares awarded was $1,653.
Common Share Purchases
During the nine months ended September 30, 2025, we purchased 30,363 of our common shares from certain current and former officers and certain other employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased was $339.
Distributions

For the nine months ended September 30, 2025, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 27, 2025	February 20, 2025	$0.35	$5,216
April 22, 2025	May 15, 2025	0.35	5,217
July 21, 2025	August 14, 2025	0.28	4,184
		$0.98	$14,617

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

On October 9, 2025, we declared a quarterly distribution of $0.28 per common share, or $4,218, to shareholders of record on October 27, 2025. We expect to pay this distribution on or about November 13, 2025 using cash on hand.
Note 8. Management Agreement with Tremont
We have no employees. The personnel and various services we require to operate our business are provided to us, pursuant to a management agreement with Tremont which provides for the day to day management of our operations, subject to the oversight and direction of our Board of Trustees.
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
See Note 7 for information relating to the awards of our common shares we made in September 2025 to our officers and certain other employees of Tremont and/or RMR and common shares we purchased from certain of our current and former officers and current and former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for awards of our common shares to our officers and certain other employees of Tremont and/or RMR in general and administrative expenses in our condensed consolidated statements of operations.
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
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. As of September 30, 2025, Tremont owned 1,708,058 of our common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 13.6% of our outstanding common shares.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $22 and $59 for the three and nine months ended September 30, 2025, respectively, and $20 and $51 for the three and nine months ended September 30, 2024, respectively, related to real estate owned.
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
The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerators:
Net income	$3,430	$3,479	$10,640	$12,941
Net income attributable to unvested share awards	(36)	(40)	(137)	(132)
Net income used in calculating net income per common share - basic and diluted	$3,394	$3,439	$10,503	$12,809

Denominators:
Weighted average common shares outstanding - basic and diluted	14,826	14,723	14,790	14,697

Net income per common share - basic and diluted	$0.23	$0.23	$0.71	$0.87

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
Factors Affecting Operating Results
Our results of operations are primarily impacted by general CRE market conditions and unanticipated defaults by our borrowers. For further information regarding the risks associated with our loan portfolio, see Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2024 Annual Report.
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
Market Conditions. U.S. trade and fiscal policy, coupled with ongoing geopolitical tensions, has caused increased volatility in financial markets this year, resulting in further uncertainty for commercial real estate investors. For much of the year, CRE investors were waiting on the outcomes of negotiations with U.S. trade partners, new tariff announcements, domestic fiscal policy initiatives and the path of interest rates before making buy and sell decisions.

In September, the Federal Open Market Committee, or FOMC, cut interest rates by 25 basis points, lowering the targeted Federal Funds Rate range to 4.00% to 4.25%, its first reduction since December of 2024 and the lowest target since 2022. Despite key inflation rates running higher than the FOMC target of 2%, there were enough signs of softening in the labor market to support the cut.

Notwithstanding the potential risks of a weakening job market on the commercial and multifamily property sectors, the relative risk versus reward in CRE debt investments today continues to drive demand from lenders, including banks, securitized lenders, life insurance companies, private debt funds and mortgage REITs. Furthermore, we believe CRE investors’ anticipation of potential future short term interest rate reductions should lead to even greater liquidity and increased transaction volume into 2026.

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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage up to 80% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.25% to 4.00% with a weighted average floor of 2.59%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of September 30, 2025, SOFR was 4.13%, and as a result, none of our loan investments had an active interest rate floor.
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

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Number of loans	22	21
Total loan commitments	$641,901	$641,213
Unfunded loan commitments (1)	$27,554	$30,402
Principal balance	$614,347	$610,811
Carrying value	$603,013	$601,842
Weighted average coupon rate	7.85%	8.24%
Weighted average all in yield (2)	8.21%	8.62%
Weighted average floor	2.59%	2.12%
Weighted average maximum maturity (years) (3)	2.6	2.6
Weighted average risk rating	2.9	3.1
Weighted average LTV (4)	67%	67%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of September 30, 2025:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Olmsted Falls, OH	Multifamily	01/28/2021	$54,575	$54,575	S + 4.00%	S + 4.29%	01/28/2026	63%	2
2	Passaic, NJ	Industrial	09/08/2022	47,000	45,260	S + 3.85%	S + 4.42%	09/08/2027	69%	3
3	Dallas, TX	Office	08/25/2021	46,811	43,511	S + 3.25%	S + 3.27%	08/25/2026	72%	4
4	Boston, MA	Hotel	12/16/2024	45,000	39,800	S + 3.95%	S + 4.39%	12/16/2029	49%	3
5	Oxford, MS	Multifamily	11/26/2024	42,000	42,000	S + 2.95%	S + 3.30%	11/26/2029	75%	2
6	New York, NY	Mixed Use	09/05/2025	34,500	34,500	S + 3.20%	S + 4.03%	09/05/2030	70%	3
7	San Marcos, TX	Multifamily	01/14/2025	31,200	28,228	S + 3.25%	S + 3.68%	01/14/2030	62%	3
8	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.56%	11/29/2028	55%	2
9	San Antonio, TX	Industrial	06/13/2025	28,000	22,800	S + 3.40%	S + 3.88%	06/13/2030	62%	3
10	Plano, TX	Office	07/01/2021	27,385	26,569	S + 3.75%	S + 3.76%	07/01/2026	78%	4
11	Downers Grove, IL	Office	09/25/2020	27,000	26,500	S + 5.00%	S + 5.15%	05/22/2026	67%	4
12	Fayetteville, GA	Industrial	10/06/2023	25,250	25,250	S + 3.35%	S + 3.73%	10/06/2028	55%	3
13	Carlsbad, CA	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.26%	10/27/2026	78%	4
14	Fontana, CA	Industrial	11/18/2022	24,355	22,745	S + 3.75%	S + 4.08%	11/18/2026	72%	3
15	Los Angeles, CA	Industrial	06/28/2024	23,800	22,750	S + 3.40%	S + 3.82%	06/28/2029	58%	3
16	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.54%	12/09/2026	72%	3
17	Bellevue, WA	Office	11/05/2021	21,000	20,000	S + 2.85%	S + 2.85%	04/07/2029	68%	4
18	Waco, TX	Multifamily	03/06/2025	18,500	18,500	S + 3.35%	S + 3.75%	03/06/2030	73%	3
19	Boise, ID	Multifamily	06/26/2025	18,000	18,000	S + 3.50%	S + 4.29%	06/26/2030	79%	3
20	Newport News, VA	Multifamily	04/25/2024	17,757	15,126	S + 3.15%	S + 3.85%	04/25/2029	71%	3
21	Sandy Springs, GA	Retail	09/23/2021	16,488	15,286	S + 3.75%	S + 4.04%	09/23/2026	72%	1
22	Lake Mary, FL	Hotel	09/06/2024	16,000	16,000	S + 4.00%	S + 4.41%	09/06/2029	68%	1
	Total/weighted average			$641,901	$614,347	S + 3.61%	S + 3.97%		67%	2.9
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

As of September 30, 2025, we had $641,901 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 22 first mortgage loans. As of September 30, 2025, we had five loans representing approximately 23% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”. We have no “5” or “loss likely” rated loans.
In August 2024, we amended the agreement governing our loan secured by an office property in Dallas, TX. As part of this amendment, the loan commitment was reduced by $3,189, the borrower was required to contribute $2,900 to cash reserves and the maturity date was extended by two years to August 25, 2026. As of September 30, 2025, this loan had an amortized cost of $43,511 and a risk rating of 4.
In August 2024, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the coupon rate was reduced from SOFR + 4.75% to SOFR + 3.75% and the maturity date was extended by two years to July 1, 2026. As of September 30, 2025, this loan had an amortized cost of $26,636 and a risk rating of 4.
In November 2024, we amended the agreement governing our loan secured by an office property in Carlsbad, CA. As part of this amendment, the borrower was required to contribute $1,100 to cash reserves and the maturity date was extended by two years to October 27, 2026. As of September 30, 2025, this loan had an amortized cost of $24,414 and a risk rating of 4.
In April 2025, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the borrower was required to contribute $1,625 to cash reserves, the coupon rate was reduced from SOFR + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028. As of September 30, 2025, this loan had an amortized cost of $19,999 and a risk rating of 4.

In May 2025, we amended the agreement governing our loan secured by an office property in Downers Grove, IL. As part of this amendment, the borrower repaid $3,000 of the outstanding principal balance and the maturity date was extended by one year to May 22, 2026. As of September 30, 2025, this loan had an amortized cost of $26,630 and a risk rating of 4.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.
As of September 30, 2025 and October 23, 2025, all of our borrowers had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of September 30, 2025. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, interest rate fluctuations, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2024 Annual Report.
Financing Activities
The table below is an overview of our Secured Financing Facilities as of September 30, 2025:

Facility	Maturity Date	Principal Balance	Carrying Value	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
UBS Master Repurchase Facility	02/18/2026	$146,799	$146,638	$103,201	$250,000	$216,861
Citibank Master Repurchase Facility	09/27/2026	135,714	135,338	79,286	215,000	198,887
BMO Facility	Various	77,258	77,041	72,742	150,000	106,041
Wells Fargo Master Repurchase Facility	03/11/2026	70,652	70,432	54,348	125,000	92,558
Total		$430,423	$429,449	$309,577	$740,000	$614,347
The table below details our Secured Financing Facilities activities during the three months ended September 30, 2025:

Carrying Value
Balance at June 30, 2025	$415,999
Borrowings	53,624
Repayments	(40,416)
Deferred fees	(136)
Amortization of deferred fees	378
Balance at September 30, 2025	$429,449

The table below details our Secured Financing Facilities activities during the nine months ended September 30, 2025:

Carrying Value
Balance at December 31, 2024	$417,796
Borrowings	107,928
Repayments	(97,127)
Deferred fees	(275)
Amortization of deferred fees	1,127
Balance at September 30, 2025	$429,449
As of September 30, 2025, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 6.30% per annum, excluding associated fees and expenses. As of September 30, 2025 and October 23, 2025, we had a $430,423 aggregate outstanding principal balance under our Secured Financing Facilities.
As of September 30, 2025, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025:

	Three Months Ended
	September 30, 2025	June 30, 2025	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$13,442	$14,359	$(917)	(6.4%)
Less: interest and related expenses	(6,998)	(7,524)	526	7.0%
Income from loan investments, net	6,444	6,835	(391)	(5.7%)
Revenue from real estate owned	648	558	90	16.1%
Total revenue	7,092	7,393	(301)	(4.1%)
OTHER EXPENSES:
Base management fees	1,076	1,076	—	—%
Incentive fees	337	229	108	47.2%
General and administrative expenses	1,295	1,381	(86)	(6.2%)
Reimbursement of shared services expenses	357	551	(194)	(35.2%)
Provision for credit losses	37	912	(875)	(95.9%)
Expenses from real estate owned	562	569	(7)	(1.2%)
Total other expenses	3,664	4,718	(1,054)	(22.3%)
Income before income taxes	3,428	2,675	753	28.1%
Income tax benefit	2	3	(1)	(33.3%)
Net income	$3,430	$2,678	$752	28.1%

Weighted average common shares outstanding - basic and diluted	14,826	14,785	41	0.3%

Net income per common share - basic and diluted	$0.23	$0.18	$0.05	27.8%

Interest and related income. The decrease in interest and related income was primarily due to higher net loan repayment activity and lower weighted average coupon rates during the three months ended September 30, 2025. The weighted average principal balance of our loan investments was approximately $595,000 for the three months ended September 30, 2025 compared to approximately $641,000 for the three months ended June 30, 2025. The weighted average coupon rate was 7.85% as of September 30, 2025 compared to 8.03% as of June 30, 2025.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of a lower average principal balance outstanding under our Secured Financing Facilities and lower weighted average coupon rates during the three months ended September 30, 2025. The weighted average principal balance was approximately $399,000 for the three months ended September 30, 2025 compared to approximately $433,000 for the three months ended June 30, 2025. The weighted average coupon rate was 6.30% as of September 30, 2025 compared to 6.51% as of June 30, 2025.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in revenue from real estate owned was primarily due to higher operating expense reimbursements during the three months ended September 30, 2025 as compared to the three months ended June 30, 2025.

Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The increase in management incentive fees was due to the incentive fee for the 12 month period ended September 30, 2025 exceeding the fee paid for the previous three calendar quarters by a higher margin, as compared to the fee for the 12 month period ended June 30, 2025.
General and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in share based compensation resulting from shares awarded to our Trustees during the three months ended June 30, 2025.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The decrease in reimbursement of shared services expenses was primarily the result of an adjustment to our estimate of the costs for the usage of shared services from RMR.
Provision for credit losses. The provision for credit losses represents the change in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the three months ended September 30, 2025 was primarily attributable to decreased net operating income for the collateral securing certain of our loans, partially offset by loans nearing maturity and loan repayments.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023.
Income tax benefit (expense). Income tax benefit (expense) represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income. The increase in net income was due to the changes noted above.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$42,123	$48,467	$(6,344)	(13.1%)
Purchase discount accretion	—	2,347	(2,347)	(100.0%)
Less: interest and related expenses	(21,959)	(24,933)	2,974	11.9%
Income from loan investments, net	20,164	25,881	(5,717)	(22.1%)
Revenue from real estate owned	1,915	1,718	197	11.5%
Total revenue	22,079	27,599	(5,520)	(20.0%)
OTHER EXPENSES:
Base management fees	3,231	3,245	(14)	(0.4%)
Incentive fees	584	906	(322)	(35.5%)
General and administrative expenses	3,639	3,055	584	19.1%
Reimbursement of shared services expenses	1,458	2,017	(559)	(27.7%)
Provision for credit losses	796	3,530	(2,734)	(77.5%)
Expenses from real estate owned	1,725	1,878	(153)	(8.1%)
Total other expenses	11,433	14,631	(3,198)	(21.9%)
Income before income taxes	10,646	12,968	(2,322)	(17.9%)
Income tax expense	(6)	(27)	21	77.8%
Net income	$10,640	$12,941	$(2,301)	(17.8%)

Weighted average common shares outstanding - basic and diluted	14,790	14,697	93	0.6%

Net income per common share - basic and diluted	$0.71	$0.87	$(0.16)	(18.4%)
Interest and related income. The decrease in interest and related income was primarily due to lower weighted average coupon rates, partially offset by higher principal balances outstanding during the nine months ended September 30, 2025. The weighted average coupon rate was 7.85% as of September 30, 2025 compared to 8.89% as of September 30, 2024. The weighted average principal balance of our loan investments was approximately $626,000 for the nine months ended September 30, 2025 compared to approximately $598,000 for the nine months ended September 30, 2024.
Purchase discount accretion. The decrease in purchase discount accretion was due to the purchase discount recorded as part of our merger with Tremont Mortgage Trust, or the Merger, becoming fully accreted during 2024.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of a lower weighted average coupon rates during the nine months ended September 30, 2025. The weighted average coupon rate was 6.30% as of September 30, 2025 compared to 7.25% as of September 30, 2024.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in revenue from real estate owned was primarily due to higher operating expense reimbursements during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The decrease in management incentive fees was due to lower “core earnings”, as defined in our management agreement, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based compensation resulting from shares awarded to our trustees and legal and professional fees during the nine months ended September 30, 2025.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The decrease in reimbursement of shared services expenses was primarily the result of lower usage of shared services from RMR during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Provision for credit losses. The provision for credit losses represents the change in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the nine months ended September 30, 2025 was primarily attributable to increased provisions for our office loans, partially offset by loans nearing maturity and loan repayments.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in expenses from real estate owned was primarily due to decreases in maintenance, depreciation and amortization expenses, partially offset by higher utility expenses during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
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

The table below calculates our book value per common share and Adjusted Book Value per common share, which is a non-GAAP financial measure:

	September 30, 2025	December 31, 2024
Shareholders' equity	$266,481	$269,278
Total outstanding common shares	15,069	14,903
Book value per common share	17.68	18.07
Allowance for credit losses per common share (1)	0.65	0.60
Adjusted Book Value per common share	$18.33	$18.67
(1)Excludes the impact of our allowance for credit losses. As of September 30, 2025 and December 31, 2024, our allowance for credit losses for our loan portfolio and unfunded loan commitments was $9,704 and $8,908, respectively.
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

The table below demonstrates how we calculate Distributable Earnings and Distributable Earnings per common share, which are non-GAAP financial measures, and provides a reconciliation of these non-GAAP financial measures to net income:

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net income	$3,430	$2,678	$10,640	$12,941
Non-cash equity compensation expense	487	677	1,520	1,200
Non-cash accretion of purchase discount	—	—	—	(2,347)
Provision for credit losses	37	912	796	3,530
Depreciation and amortization of real estate owned	278	269	816	969
Exit fees collected on loans acquired in Merger (1)	—	—	—	124
Distributable Earnings	$4,232	$4,536	$13,772	$16,417

Weighted average common shares outstanding - basic and diluted	14,826	14,785	14,790	14,697

Net income per common share - basic and diluted	$0.23	$0.18	$0.71	$0.87
Distributable Earnings per common share - basic and diluted	$0.29	$0.31	$0.93	$1.12
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
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents at beginning of period	$70,750	$87,855
Net cash provided by (used in):
Operating activities	11,828	16,269
Investing activities	(321)	73,540
Financing activities	(4,762)	(95,467)
Cash and cash equivalents at end of period	$77,495	$82,197
The decrease in cash provided by operating activities for the 2025 period compared to the 2024 period was primarily due to lower net interest income resulting from lower weighted average interest rates, loan portfolio size and unfavorable changes in working capital. The change from cash provided by investing activities to cash used in investing activities was primarily due to increased loan originations in the 2025 period. The decrease in cash used in financing activities was primarily due to increased proceeds from our Secured Financing Facilities in the 2025 period.
Distributions
During the nine months ended September 30, 2025, we declared and paid regular quarterly distributions to our common shareholders totaling $14,617, or $0.98 per common share, using cash on hand.
On October 9, 2025, we declared a regular quarterly distribution of $0.28 per common share, or $4,218, to shareholders of record on October 27, 2025. We expect to pay this distribution to our common shareholders on or about November 13, 2025 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2025 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$27,554	$9,169	$18,385	$—	$—
Principal payments on Secured Financing Facilities (2)	430,423	414,335	16,088	—	—
Interest payments on Secured Financing Facilities (3)	18,505	17,677	828	—	—
Lease related costs (4)	142	142	—	—	—
	$476,624	$441,323	$35,301	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of September 30, 2025 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to real estate owned.
Debt Covenants
Our principal debt obligations as of September 30, 2025 were the outstanding balances under our Secured Financing Facilities. The agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of September 30, 2025, we had a $353,165 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.

As of September 30, 2025, we had a $77,258 aggregate outstanding principal balance under the BMO Facility.
As of September 30, 2025, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended September 30, 2025.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2025	24,770	$10.95	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain current and former officers and certain other employees of Tremont and/or RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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
Dated: October 27, 2025

By:	/s/ Matthew C. Brown
Matthew C. Brown Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: October 27, 2025