Form 10-K
period 2025-12-31
Seven Hills Realty Trust
filed 2026-02-18
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting common shares of beneficial interest, $0.001 par value, or common shares, of the registrant held by non-affiliates was approximately $152.8 million based on the $12.07 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2025. For purposes of this calculation, an aggregate of 2,281,735 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of February 13, 2026: 22,596,891.

References in this Annual Report on Form 10-K to the “Company”, “SEVN”, “we”, “us”, the “Trust” or “our” mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2025.

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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in any forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to execute our business strategy and compete in the CRE lending market;
•The ability of our manager, Tremont Realty Capital LLC, or Tremont, to make suitable investments for us, including through deployment of capital from our equity rights offering completed in December 2025, to monitor, service and administer our existing investments and to otherwise implement our investment strategy and successfully manage us;
•Our borrowers’ ability to successfully execute their business plans, including our borrowers’ ability to manage and stabilize properties;
•Our ability to diversify our investment portfolio based on industry and market conditions and whether the diversity and other characteristics of our loan portfolio will benefit us to the extent we expect;
•The impact of inflation, geopolitical instability and tension, interest rate fluctuations, new trade policies, tariffs and economic recession or downturn, and market trends (such as reduced demand for office or retail space) on the CRE industry generally and specific CRE sectors applicable to us and our investments and lending markets, as well as on our borrowers;
•Fluctuations in interest rates and credit spreads may reduce the returns we may receive on our investments and increase our borrowing costs;
•Fluctuations in and overall market demand for CRE debt and the volume of available opportunities in the CRE debt market, including the middle market;
•Volatility in the capital markets;
•Our ability to utilize our existing available repurchase and credit facilities and to obtain additional capital to enable us to attain our target leverage, to make additional investments and to increase our potential returns, and the cost of obtaining any additional capital;
•Our ability to pay distributions to our shareholders and sustain or increase the amount of such distributions;
•The amount and timing of cash flows we receive from our investments;
•Our ability to maintain and improve a favorable net interest spread between the interest we earn on our investments and the interest we pay on our borrowings;
•The extent to which we earn and receive origination, extension, exit, prepayment or other fees from our investments;
•Yields that may be available to us from mortgages on middle market transitional CRE;
•The duration and other terms of our loan agreements with borrowers and our ability to match our loan investments with our repurchase lending arrangements;

•The credit qualities of our borrowers;
•Defaults by our borrowers and the ability and willingness of our borrowers to repay our investments in a timely manner or at all;
•The extent to which our borrowers’ sponsors provide support to our borrowers or us regarding our loans;
•Our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act;
•Events giving rise to increases in our credit loss reserves;
•The ability of Tremont to arrange for the successful management of real property that we own as a result of foreclosure of loans secured by such property and our ability to sell those real properties at prices that allow us to recover amounts we invested;
•Changes in the availability, sourcing and structuring of CRE lending;
•Compliance with, and changes to, U.S. federal, state or local laws or regulations, accounting rules, tax laws or similar matters;
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Tremont, The RMR Group LLC, or RMR, and others affiliated with them;
•Acts of terrorism, outbreaks of pandemics, or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control; and
•Other matters.
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

SEVEN HILLS REALTY TRUST
2025 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company. Seven Hills Realty Trust is a Maryland REIT that focuses primarily on originating and investing in floating rate first mortgage loans that range from $15.0 million to $75.0 million, secured by middle market transitional CRE properties that have values up to $100.0 million. We define transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties.
As of December 31, 2025, we had a portfolio of 24 floating rate first mortgage loans with aggregate loan commitments of $724.5 million with a weighted average maximum maturity of 2.6 years, a weighted average coupon rate and a weighted average all in yield of 7.52% and 7.92%, respectively, and a weighted average interest rate floor of 2.81%.
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
We invest in floating rate first mortgage loans that provide bridge financing on transitional CRE properties. These investments typically are secured by properties undergoing redevelopment or repositioning activities that are expected to increase the value of the properties. We fund these loans over time as the borrowers’ business plans for the properties are executed. Our loans secured by transitional CRE are typically bridge loans that are refinanced with the proceeds from other CRE mortgage loans or property sales. We expect to receive origination fees for bridge loans we make and we may also receive exit fees, extension fees, modification or similar fees in connection with some of our bridge loans.
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
Our strategy to invest in floating rate first mortgage loans generally will result in an increase to our net income in periods of rising interest rates and a decrease to our net income in periods of declining interest rates. Decreases to our net income during periods of declining interest rates may be mitigated by active interest rate floors that are higher than the applicable benchmark index. As of December 31, 2025, 96.6% of our loan portfolio by principal outstanding had interest rate floors in place with a weighted average floor of 2.81%. As of December 31, 2025, SOFR was 3.69%, and as a result, seven of our loan investments had an active interest rate floor.

We generally seek to match the terms of our financing, including benchmark indices and duration, to the loans we originate and pledge as collateral. As of December 31, 2025, all amounts outstanding under our financing agreements pay interest at floating rates that are not subject to floors. We currently expect that our leverage, on a debt to equity basis, will generally be below a ratio of 3.5:1. As of December 31, 2025, our debt to equity ratio was 1.5:1.
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
As of December 31, 2025, we had a portfolio of 24 loans held for investment with a total commitment of $724.5 million, of which $36.9 million remained unfunded. The charts below detail the geographic region and property type of the properties securing the loans in our portfolio by amortized cost as of December 31, 2025:

For further information regarding our loans held for investment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of December 31, 2025, RMR Inc. had over $37 billion of real estate assets under management, approximately 1,800 properties and 40 years of institutional experience in buying, selling, financing and operating CRE.
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
As of February 13, 2026, the executive officers of RMR are: Adam Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Matthew C. Brown, executive vice president, chief financial officer and treasurer; Yael Duffy, executive vice president; Lindsey A. Getz, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president and chief operating officer; Jeffrey C. Leer, executive vice president; and John G. Murray, executive vice president. Messrs. Portnoy and Jordan are our Managing Trustees. Our President and Chief Investment Officer, Thomas J. Lorenzini, our Chief Financial Officer and Treasurer, Matthew C. Brown, and our Vice President, Jared R. Lewis, are officers and employees of Tremont and/or RMR.
For further information about these and other such relationships and related person transactions, see Item 1A, “Risk Factors—Risks Relating to Our Relationships with Tremont and RMR” and Notes 8 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Investments in Human Capital. We have no employees. All services that would otherwise be provided to us by employees are provided or arranged by Tremont. As of December 31, 2025, RMR had nearly 900 employees, including Tremont’s employees, located at its headquarters and more than 30 offices throughout the United States.
Corporate Citizenship. We seek to be a responsible corporate citizen and to strengthen the communities in which we operate. Tremont regularly encourages its employees to engage in a variety of charitable and community programs, including participating in a company-wide service day and charitable gift giving matching program.
Diversity & Inclusion. We value a diversity of backgrounds, experience and perspectives. As of December 31, 2025, our Board was comprised of seven Trustees, of which five were independent trustees. Our Board of Trustees is comprised of approximately 29% women and members of underrepresented communities. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status.
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
•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or
•except as specifically described in the following summary, a trust, estate, tax-exempt entity, governmental organization or foreign person.
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders that meet specified holding period requirements are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. To the extent that such distributions exceed the basis of a U.S. shareholder’s shares, the U.S. shareholder generally must include such distributions in income as long-term capital gain, or short-term capital gain if the shares have been held for one year or less. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our tax counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2020 through 2025 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our tax counsel’s opinions are conditioned upon the assumption that our leases, loan documents, declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our tax counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our tax counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our tax counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.
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
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% (25% with respect to taxable years beginning after December 31, 2025) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from any affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.

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
•Not more than 20% (25% with respect to taxable years beginning after December 31, 2025) of the value of our total assets may be represented by stock or other securities of our TRSs.
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
In addition, we may be required under the terms of indebtedness that we incur to use cash that we receive to make principal payments on that indebtedness, with the possible effect of recognizing income but not having a corresponding amount of cash available for distribution to our shareholders. It is also possible that our deductions for U.S. federal income tax purposes may be limited or accrue more slowly than, or will not otherwise correspond to, our cash expenditure outlays.
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
We may elect to retain, rather than distribute, some or all of our net capital gain and pay income tax on such retained amounts. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.
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
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:
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
As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
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
If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10.0 million in any single year or $20.0 million in a prescribed combination of taxable years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2.0 million in any single year or $4.0 million in a prescribed combination of taxable years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of IRS Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.
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
We expect that shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities, and that receive (a) distributions from us, or (b) proceeds from the sale of our shares, should not have such amounts treated as UBTI, provided in each case (x) that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, (y) that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and (z) that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.
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
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that the securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order. Additionally, limitations or restrictions on the transfer or assignment of a security that are created or imposed by persons other than the issuer of a security or persons acting for or on behalf of the issuer will ordinarily not prevent the security from being considered freely transferable.
We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, on shares owned by an ERISA Plan or Non-ERISA Plan, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions in the regulation and that would otherwise result in the failure of our shares to be “freely transferable”.

Assuming that each class of our shares will be “widely held” and that no facts and circumstances exist that prevent shares owned by an ERISA Plan or Non-ERISA Plan from being “freely transferable” for purposes of the regulation, our tax counsel, Sullivan & Worcester LLP, is of the opinion that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.” Also, the opinion of our tax counsel is not binding on either the Department of Labor or a court, and either could take a position different from that expressed by our tax counsel.
Item 1A. Risk Factors
Summary of Risk Factors
The summary below provides an overview of many of the risks we face, and a more detailed discussion of risks is set forth in Part I, Item 1A of this Annual Report on Form 10-K under the caption “Risk Factors.” Additional risks, beyond those summarized below or discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•we operate in a highly competitive market for investment opportunities, may not obtain sufficient additional capital, and may be adversely affected by Tremont’s diligence processes, any defaults on our loan investments, the rate of prepayments on our loan investments, changes in interest rates or changes in credit spreads due to the size of our loan portfolio;
•unfavorable market, economic, CRE and capital market conditions have had and may continue to have a material adverse effect on our investment returns, ability to grow our investment portfolio, results of operations, financial condition and ability to pay distributions to our shareholders;
•the lack of liquidity of our loan investments may make it difficult for us to sell our investments if the need or desire arises;
•loans secured by properties in transition or requiring significant renovation involve a greater risk of loss than loans secured by stabilized properties;
•the CRE loans that we originate or acquire are subject to the ability of the property owner to generate net operating income from the underlying property, as well as the risks of defaults and foreclosure, which may be impacted by current economic conditions, including inflation, uncertainty surrounding interest rates and sustained high interest rates, supply chain challenges, labor availability, and geopolitical instability and tensions, among other factors;
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
•third party expectations relating to sustainability factors may impose additional costs on us and expose us, our borrowers and their tenants to new risks;
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

Unfavorable market, economic, CRE and capital market conditions have had and may continue to have a material adverse effect on our investment returns, ability to grow our investment portfolio, results of operations, financial condition and ability to pay distributions to our shareholders.

Our business has been and may continue to be adversely affected by market and economic volatility experienced by the U.S. and global economies, the CRE industry and/or the local economies in the markets in which the properties relating to our investments are located. Unfavorable market, economic and CRE industry conditions may be due to, among other things, uncertainty surrounding interest rates or sustained high interest rates and inflation, labor market challenges, supply chain disruptions, volatility in the capital markets, pandemics or other public health safety concerns, geopolitical instability and tensions (such as the war in Ukraine and conflicts in the Middle East), the current presidential administration, changing tariffs and trade policies and related uncertainty, catastrophic events such as natural disasters, adverse weather and climate conditions, and other conditions beyond our control. Current and future economic conditions in the United States may affect the demand for real estate and real estate financing, real estate values, CRE transaction and leasing activity, rents, capital market stability and liquidity and capital costs. Current economic conditions, including high interest rates, inflation, reduced availability of financing or financing on favorable terms and increased CRE financing costs, have resulted in a reduction in CRE transaction volume and adversely impacted CRE lending, including alternative CRE lenders like us. If these conditions continue or worsen, or if other adverse market conditions arise, CRE transaction activity, capital market stability, financing availability and financing costs for CRE lending may be further negatively impacted. In addition, these conditions may result in a prolonged economic slowdown or recession, which may negatively impact our borrowers’ ability to pay their debt obligations owed to us. Further, these conditions may reduce the value of the properties relating to our investments, which may increase the likelihood that we incur losses if our borrowers default on our loans. If these risks are realized, they may have a material adverse effect on our investment returns, ability to grow our investment portfolio, results of operations, financial condition and ability to pay distributions to our shareholders.
Additionally, events leading to limited liquidity, defaults, non-performance or other adverse developments that affect one industry, such as the financial services industry, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems, may spread to other industries, and could negatively affect our business. For example, in 2023, multiple regional banks experienced rapidly declining financial condition, which resulted in the Federal Deposit Insurance Corporation being appointed as a receiver. Should there be additional systemic pressure on the financial system and capital markets, there can be no assurances of the response of any government or regulator, and any response may not be as favorable to industry participants as the current measures in place. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The situation related to regional banks could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could result in increased costs and require significant attention from Tremont.
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
As of December 31, 2025, our portfolio consisted of 24 first mortgage loans. The number of loans in which we are invested may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. As a result, the aggregate returns we realize may be adversely affected if any of our investments performs poorly, we need to write down the value of any of our investments or any of our investments is repaid prior to maturity and we are not able to timely redeploy the proceeds in a manner that provides us with comparable returns. The impact of these adverse effects on our aggregate returns may be greater than if our portfolio consisted of a larger number of loans because an impacted loan may comprise a larger proportion of our loan portfolio.
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
Prior to our making any investment, Tremont conducts diligence that it considers reasonable based upon the facts and circumstances of the investment. When conducting diligence on our behalf, Tremont may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the diligence process to varying degrees depending on the type of potential investment. Selecting and evaluating material due diligence matters is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by Tremont will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other CRE debt investors or with market trends. Tremont’s diligence may also not reveal all of the risks associated with our investments. We evaluate our potential investments based upon criteria Tremont deems appropriate for the relevant investment. Our underwriting assumptions and loss estimates may not prove accurate, and actual results may vary from estimates. Moreover, investment analyses and decisions by Tremont may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to Tremont at the time of making an investment decision may be limited. Therefore, we cannot be sure that Tremont will have knowledge of all circumstances that may adversely affect such investment. If we underestimate the risks and potential losses associated with an investment we originate or acquire, we may experience losses from the investment.

We may be unable to obtain additional capital sufficient to enable us to grow our loan portfolio.

As of December 31, 2025, our primary sources of capital were the facilities governed by our Master Repurchase Agreements, including our master repurchase facility with Wells Fargo, or the Wells Fargo Master Repurchase Facility; our master repurchase facility with Citibank, or the Citibank Master Repurchase Facility and our master repurchase facility with UBS, or the UBS Master Repurchase Facility; and our facility loan program with BMO, or the BMO Facility. We refer to the Wells Fargo Master Repurchase Facility, Citibank Master Repurchase Facility and UBS Master Repurchase Facility, collectively, as our Master Repurchase Facilities. We refer to the Master Repurchase Facilities and the BMO Facility, collectively, as our Secured Financing Facilities.
As of December 31, 2025, we had $350.8 million of available liquidity from cash and amounts available under our Secured Financing Facilities to fund future loan originations and advances. After we invest these sources, we may not be able to obtain additional capital to make investments that we determine are attractive. If so, this could limit our ability to grow our loan portfolio in the future, including by pursuing opportunities that may be available in our loan origination pipeline, and adversely affect our ability to make or sustain distributions to our shareholders. Our ability to further grow our loan portfolio over time will depend, to a significant degree, upon our ability to obtain additional capital. Our access to additional capital depends upon a number of factors, some of which we have little or no control over, including:
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

We may suffer from difficulty or delays in deploying capital raised from capital market transactions, which may cause our financial performance to decline and adversely affect our ability to pay distributions to our shareholders and the value of our securities.
We generally expect to substantially deploy any additional capital raised from capital market transactions, including, for example, our transferable rights offering completed in December 2025 through which we issued 7,532,861 new common shares, or the Rights Offering. It is possible, however, that we could suffer from difficulty or delays in deploying capital, particularly if the capital we raise in connection with any capital market transaction outpaces Tremont’s ability to identify new loan investments and/or close on them. Such difficulty or delays, which may be caused by a number of factors, including, for example, changes in market, economic, CRE and/or capital market conditions and competition in the market for the same investment opportunities, may cause our financial performance to decline and adversely affect our ability to pay distributions to our shareholders and/or the value of their overall returns on investment in our securities.

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
We cannot predict the degree to which economic conditions generally, and the conditions for CRE and CRE debt financing in particular, will improve or decline. Current economic conditions, including inflation, high interest rates, supply chain challenges, labor availability, and geopolitical instability and tensions, among other factors, have materially adversely impacted CRE transaction activity and valuations and have caused disruptions in the CRE lending market. If these conditions continue or worsen, or if further declines in the performance of the U.S. or global economies or in real estate debt markets are realized, we may experience a material adverse effect on us and our business, results of operations and financial condition.
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
Changes in interest rates may be sudden and may significantly reduce our revenues or impede our growth. In efforts to combat rising inflation, the Federal Open Market Committee of the U.S. Federal Reserve, or FOMC, raised interest rates eleven times during 2022 and 2023 and then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. The FOMC cut interest rates three times in 2024 and three times between September 2025 and December 2025, and it may seek to further reduce interest rates, increase interest rates or maintain current interest rates. Changes in interest rates may materially and negatively affect us in several ways, including:
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
•Amounts outstanding under our Secured Financing Facilities will require interest to be paid by us at floating interest rates. When interest rates increase, our interest costs will increase. In a period of decreasing interest rates, our interest income on our loan investments may decrease. We typically structure our loan investments with benchmark interest rate floors to mitigate this risk; however, there can be no assurance that such floors will be sufficient to prevent material declines in interest income or that we will continue to structure our loan agreements with such floors. Additionally, our Secured Financing Facilities do not have such floors;
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
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.

There remains a continued focus from regulators, investors, tenants and other stakeholders and regulators concerning corporate sustainability. We are, and expect to continue to be, subject to various proposed, new and evolving sustainability laws and requirements adopted by certain states and regulators, including both voluntary and mandatory disclosure requirements that may impact how we conduct business, and we may incur significant costs in compliance with such rules if and when such regulations become effective. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us if they believe our, RMR’s or Tremont’s policies relating to corporate sustainability are not aligned with their own policies. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. If we, RMR or Tremont elect not to or are unable to satisfy the criteria by which companies’ corporate responsibility practices are assessed or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We, RMR and Tremont may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we, RMR or Tremont have set or the standards set by various constituencies.
In addition, there are efforts by some stakeholders and governmental authorities to reduce companies’ efforts regarding ESG, including human capital management-related matters, and anti-ESG or anti-diversity, equity and inclusion, or DEI, sentiment has gained momentum across the United States, with several states and governmental authorities enacting or proposing anti-ESG or anti-DEI policies or legislation and filing suits alleging that ESG or DEI measures or initiatives violate law. Additionally, in January 2025, President Trump signed a number of executive orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If our, RMR’s and Tremont’s practices and programs are deemed to be in contradiction of such initiatives, we and RMR could be subject to government investigations or lawsuits that could negatively impact us, RMR or Tremont and affect our business, financial condition or reputation. Increasingly, different stakeholder groups and government authorities have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders or government authorities and adversely impact our reputation and business. If we, RMR or Tremont fail to comply with ESG and anti-ESG related regulations and to satisfy the expectations of investors and other stakeholders or our, RMR’s or Tremont’s announced goals and other initiatives are not executed as planned, our, RMR’s and Tremont’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG and anti-ESG policies or third party expectations or demands.

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

RMR and Tremont rely on information technology and systems in their respective operations, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR and Tremont rely on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and their respective internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees and borrower, guarantor, sponsor and investment data. If we, RMR, Tremont or our or their third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us, RMR, Tremont and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s, Tremont’s or other third parties’ information technology networks and systems or operations. Although most of RMR’s and Tremont’s staff work from RMR’s offices for a majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s, Tremont’s or other third parties’ abilities to maintain the security, proper function and availability of their respective information technology and systems since remote working by their employees could strain their respective technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s, Tremont’s or other third parties’ data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology.
Public companies are required to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. With the SEC’s continued focus on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures.
Any failure by RMR, Tremont or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems or to adequately protect personal data, or any failure by RMR, Tremont or other third party vendors to provide the appropriate regulatory and other notifications in a timely manner could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
RMR incorporates artificial intelligence into some of its business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, and increased regulatory costs and could adversely affect our results of operations.

RMR uses generative artificial intelligence and/or machine learning technologies, or collectively, AI Technologies, to enhance certain workflows and processes used in its business, and its research into and continued deployment of such capabilities remain ongoing. AI Technologies are evolving, and the introduction and incorporation of AI Technologies may result in unintended consequences or other new or expanded risks and liabilities and RMR may not be able to anticipate, prevent, mitigate or remediate all potential risks and liabilities. If the content, analyses or recommendations that AI Technologies applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI Technologies algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI Technologies are continuously evolving, and RMR may adopt and deploy AI Technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI Technologies. Also, our competitors or other third parties may incorporate AI Technologies into their products and services more quickly or more successfully than RMR, which could impair our ability to compete effectively and adversely affect our results of operations. The use of AI Technologies applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI Technologies present emerging ethical issues, and RMR may be unsuccessful in identifying and resolving these issues before they arise. If RMR’s use of AI Technologies becomes controversial, it may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI Technologies, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI Technologies may be burdensome, could entail significant costs and may restrict or impede RMR’s ability to successfully develop, adopt and deploy AI Technologies efficiently and effectively.
Risks Relating to Our Financing
We have debt and expect to incur additional debt, and our governing documents contain no limit on the amount of debt we may incur.
As of December 31, 2025, our debt under our Secured Financing Facilities represented 59.5% of our total assets. Subject to market conditions and availability, we expect to incur additional debt through our Secured Financing Facilities or other repurchase or credit facilities (including term loans and revolving facilities), public and private debt issuances or financing arrangements that we may enter into in the future. The amount of leverage we use will vary depending on our available investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and our estimate of the stability of our loan portfolio’s cash flow. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others. Leverage can enhance our potential returns but can also exacerbate our losses.
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
Matthew P. Jordan, our other Managing Trustee, is a director and the president and chief executive officer of Tremont, and an officer of RMR Inc., and an officer and employee of RMR. Thomas J. Lorenzini, our President and Chief Investment Officer, is an officer of RMR and an officer and employee of Tremont. Matthew C. Brown, our Chief Financial Officer and Treasurer, is an officer of RMR Inc., an officer and employee of RMR and an officer of Tremont. Messrs. Portnoy, Jordan, Lorenzini and Brown have duties to RMR and to Tremont, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Certain of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services.

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
In addition, we may in the future enter into additional transactions with Tremont, RMR, their affiliates or entities managed by them or their subsidiaries. In particular, we may provide financing to entities managed by Tremont, RMR or their subsidiaries, or co-invest with, purchase assets from, sell assets to or arrange financing from any such entities. In addition to his investments in RMR Inc. and RMR, Adam Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2025, Mr. Portnoy beneficially owned, in aggregate, 22.5% of our outstanding common shares (including through Tremont and ABP Trust). Our executive officers may also own equity investments in other companies to which Tremont, RMR or their subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Additionally, in the event our management agreement is terminated by us without a cause event or by Tremont for a material breach, we will be required to pay Tremont a termination fee equal to (i) three times the sum of (a) the average annual base management fee and (b) the average annual incentive fee, in each case paid or payable to Tremont during the twenty-four (24) month period immediately preceding the most recently completed calendar quarter prior to the date of termination, plus (ii) $1.6 million. We acquired Tremont Mortgage Trust, or TRMT, by merger in 2021, or the Merger. In connection with the Merger and the termination of TRMT’s management agreement with Tremont, we agreed that certain of the expenses Tremont had paid pursuant to such management agreement will be included in the “Termination Fee” under and as defined in our existing management agreement with Tremont. These provisions increase the cost to us of terminating our management agreement and adversely affect our ability to terminate Tremont or not renew our management agreement without a cause event. These terms of our management agreement may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

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
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with Tremont, RMR, their affiliates and entities to which they provide management services, Adam Portnoy and other related persons of RMR may precipitate such activities. Shareholder litigation and dissident shareholder activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
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

Our bylaws currently provide that, other than any action arising under the Securities Act of 1933, as amended, or the Securities Act, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, manager or other agents to us or our shareholders; (4) any action asserting a claim against us or any of our Trustees, officers, manager or other agents arising pursuant to Maryland law, our declaration of trust or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of our shareholders or shareholders against us or any of our Trustees, officers, manager or other agents, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (5) any action asserting a claim against us or any of our Trustees, officers, manager or other agents that is governed by the internal affairs doctrine of the State of Maryland. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. Unless we otherwise consent in writing, to the fullest extent of the law, the sole and exclusive forum for claims that arise under the Securities Act is the federal district courts of the United States of America. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provision of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.

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
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced U.S. federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
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
The REIT provisions of the IRC substantially limit our ability to hedge our assets and liabilities. Any income from a qualifying hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification for taxation as a REIT under the IRC. As a result, a qualifying hedge transaction will neither assist nor hinder our compliance with the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income for purposes of both of these gross income tests. As a result of these rules, we may limit our use of advantageous hedging techniques or implement some hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in the hedged items than we might otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward and deducted against 80% of future taxable income in the TRS.
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
As with other publicly traded equity securities and REIT securities, the market price of our common shares and other securities depends on various market conditions that are subject to change from time to time. We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the market price of the equity securities, relative to interest rates. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. In efforts to combat rising inflation, the FOMC raised interest rates eleven times during 2022 and 2023 and then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. The FOMC cut interest rates three times in 2024 and three times between September 2025 and December 2025, and it may seek to further reduce interest rates, increase interest rates or maintain current interest rates. In addition, the U.S. and global economies have continued to experience inflation above historic levels, constrained labor availability, supply chain challenges, global instability and economic uncertainty. These conditions have negatively impacted REIT share prices and, if they continue or worsen, may have further adverse impacts on the market value of our securities.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We rely on the information technology and systems maintained by our manager, Tremont, and RMR, and rely on Tremont and RMR to identify and manage material risks from cybersecurity threats. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. Our Audit Committee oversees cybersecurity matters, including the material risks related thereto, and regularly receives updates from RMR’s Chief Information Officer regarding the development and advancement of its cybersecurity strategy, as well as the related risks. In the event of a cybersecurity incident, RMR has a detailed incident response plan in place for contacting authorities and informing key stakeholders, including our management. To date, we are not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information on cybersecurity risks and potential related impacts on us, see Part I, Item 1A. Risk Factors, “RMR and Tremont rely on information technology and systems in their respective operations, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.”

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
As of February 13, 2026, there were 82 shareholders of record of our common shares.
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended December 31, 2025.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2025	3,394	$10.41	—	$—
November 2025	—	—	—	—
December 2025	972	8.82	—	—
Total/weighted average	4,366	$10.06	—	$—
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
Market Conditions. Earlier this year, U.S. trade and fiscal policy, coupled with ongoing geopolitical tensions, caused volatility in financial markets and uncertainty for CRE investors. As a result, transaction activity slowed as investors waited on the outcomes of negotiations with U.S. trade partners, new tariff announcements and domestic fiscal policy initiatives as well as the path of interest rates before making buy and sell decisions.

CRE transaction activity showed signs of recovery in the second half of 2025 as investors and lenders responded to three interest rate cuts by the FOMC in 2025. Additionally, a more stabilized monetary environment, improving property fundamentals and substantial liquidity in debt capital markets may give CRE investors and lenders renewed optimism and confidence in underwriting assumptions. The relative value of CRE debt investments today compared to alternative corporate or private debt investments continues to drive demand from lenders, including banks, securitized lenders, life insurance companies, private debt funds and mortgage REITs. This increased competition amongst lenders has led to a tightening of credit spreads and lower overall borrowing costs for CRE debt investors across all property sectors.

Barring potential risks associated with persistent inflation, increased geopolitical uncertainty that may negatively impact global economic conditions and a weakening labor market that could moderate economic growth, we believe the CRE sector is relatively well positioned, with expectations for increased transaction volume in 2026.

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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage up to 80% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.25% to 4.34% with a weighted average floor of 2.81%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of December 31, 2025, SOFR was 3.69%, and as a result, seven of our loan investments had an active interest rate floor.
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
Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Number of loans	24	21
Total loan commitments	$724,458	$641,213
Unfunded loan commitments (1)	$36,873	$30,402
Principal balance	$687,585	$610,811
Carrying value	$676,908	$601,842
Weighted average coupon rate	7.52%	8.24%
Weighted average all in yield (2)	7.92%	8.62%
Weighted average floor	2.81%	2.12%
Weighted average maximum maturity (years) (3)	2.6	2.6
Weighted average risk rating	2.8	3.1
Weighted average LTV (4)	66%	67%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of December 31, 2025:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield(1)	Maximum Maturity(2) (date)	LTV(3)	Risk Rating
1	Olmsted Falls, OH (4)	Multifamily	01/28/2021	$54,575	$54,575	S + 4.00%	S + 4.29%	01/28/2026	63%	1
2	Passaic, NJ	Industrial	09/08/2022	47,000	45,260	S + 3.85%	S + 4.42%	09/08/2027	69%	3
3	Dallas, TX	Office	08/25/2021	46,811	44,217	S + 3.25%	S + 3.27%	08/25/2026	72%	4
4	Boston, MA	Hotel	12/16/2024	45,000	39,800	S + 3.95%	S + 4.39%	12/16/2029	49%	3
5	Oxford, MS	Multifamily	11/26/2024	42,000	42,000	S + 2.95%	S + 3.35%	11/26/2029	75%	1
6	College Park, MD	Multifamily	11/12/2025	37,320	27,911	S + 2.95%	S + 3.46%	11/12/2030	43%	3
7	Revere, MA (5)	Hotel	07/01/2024	37,000	37,000	S + 3.95%	S + 5.14%	07/01/2029	73%	3
8	New York, NY	Mixed Use	09/05/2025	34,500	34,500	S + 3.20%	S + 4.03%	09/05/2030	70%	3
9	San Marcos, TX	Multifamily	01/14/2025	31,200	28,228	S + 3.25%	S + 3.68%	01/14/2030	62%	2
10	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.05%	11/29/2028	55%	2
11	San Antonio, TX	Industrial	06/13/2025	28,000	22,800	S + 3.40%	S + 3.88%	06/13/2030	62%	3
12	Plano, TX	Office	07/01/2021	27,385	26,569	S + 3.75%	S + 3.76%	07/01/2026	78%	4
13	Downers Grove, IL	Office	09/25/2020	27,000	26,500	S + 5.00%	S + 5.15%	05/22/2026	67%	3
14	Wayne, PA (5)	Industrial	07/18/2024	27,000	24,733	S + 4.25%	S + 4.73%	07/18/2029	62%	3
15	Fayetteville, GA	Industrial	10/06/2023	25,250	25,250	S + 3.35%	S + 3.73%	10/06/2028	55%	3
16	Carlsbad, CA	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.26%	10/27/2026	78%	4
17	Los Angeles, CA	Industrial	06/28/2024	23,800	22,954	S + 3.40%	S + 3.82%	06/28/2029	58%	3
18	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.51%	12/09/2026	72%	3
19	Fontana, CA	Industrial	11/18/2022	22,080	20,470	S + 3.75%	S + 4.03%	11/18/2026	72%	3
20	Bellevue, WA	Office	11/05/2021	21,000	20,245	S + 2.85%	S + 2.85%	04/07/2029	68%	4
21	Waco, TX	Multifamily	03/06/2025	18,500	18,500	S + 3.35%	S + 3.75%	03/06/2030	73%	3
22	Boise, ID	Multifamily	06/26/2025	18,000	18,000	S + 3.50%	S + 4.29%	06/26/2030	79%	3
23	Newport News, VA	Multifamily	04/25/2024	17,757	15,126	S + 3.15%	S + 3.85%	04/25/2029	71%	3
24	Lake Mary, FL	Hotel	09/06/2024	16,000	16,000	S + 4.00%	S + 4.41%	09/06/2029	68%	1
	Total/weighted average			$724,458	$687,585	S + 3.62%	S + 4.02%		66%	2.8
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
(4)In January 2026, the maturity date of this loan was extended to March 31, 2026.
(5)These loans were acquired in November 2025.

As of December 31, 2025, we had $724,458 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 24 first mortgage loans. As of December 31, 2025, we had 4 loans representing approximately 17% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”. As of December 31, 2025, we had no loans with risk rating of “5” or “impaired/ loss likely”.
In April 2025, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the borrower was required to contribute $1,625 to cash reserves, the coupon rate was reduced from SOFR + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028. As of December 31, 2025, this loan had an amortized cost of $20,245 and a risk rating of 4.
In May 2025, we amended the agreement governing our loan secured by an office property in Downers Grove, IL. As part of this amendment, the borrower repaid $3,000 of the outstanding principal balance and the maturity date was extended by one year to May 22, 2026. As of December 31, 2025, this loan had an amortized cost of $26,640 and a risk rating of 3.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding their execution of the business plans for the underlying collateral, among other things.

As of December 31, 2025 and February 13, 2026, all of our borrowers with outstanding loans had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of December 31, 2025. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, interest rate fluctuations, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. Some of the factors that have impacted us and could continue to impact us are outlined in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K. For further information regarding our loan portfolio and risk rating policy, see Notes 2 and 3 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Financing Activities
Our secured financing agreements at December 31, 2025 consisted of agreements that govern our Wells Fargo Master Repurchase Facility, our Citibank Master Repurchase Facility, our BMO Facility and our UBS Master Repurchase Facility.
In February 2026, we amended the Wells Fargo Master Repurchase Agreement and made certain changes to the agreement, including extending the stated maturity date to March 13, 2028 and increasing the maximum facility size by $125,000 to $250,000.
In February 2026, we amended our UBS Master Repurchase Agreement to extend the stated maturity date to February 18, 2028.
For further information regarding our Secured Financing Facilities, see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
The table below is an overview of our Secured Financing Facilities as of December 31, 2025, after giving effect to the above referenced amendments to the UBS and Wells Fargo Master Repurchase Agreements:

Facility	Maturity Date	Principal Balance	Carrying Value	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
UBS Master Repurchase Facility	02/18/2028	$194,948	$194,887	$55,052	$250,000	$278,594
Wells Fargo Master Repurchase Facility	03/13/2028	92,980	92,902	157,020	250,000	120,469
Citibank Master Repurchase Facility	09/27/2026	135,715	135,426	79,285	215,000	199,838
BMO Facility	Various	64,632	64,442	85,368	150,000	88,684
Total		$488,275	$487,657	$376,725	$865,000	$687,585
The table below details our Secured Financing Facilities activities during the year ended December 31, 2025:

Carrying Value
Balance at December 31, 2024	$417,796
Borrowings	178,405
Repayments	(109,752)
Deferred fees	(325)
Amortization of deferred fees	1,533
Balance at December 31, 2025	$487,657
As of December 31, 2025, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 5.92% per annum, excluding associated fees and expenses. As of December 31, 2025 and February 13, 2026, we had a $488,275 and $447,344, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of December 31, 2025, we were in compliance with all covenants and other terms under our Secured Financing Facilities.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$56,340	$64,762	$(8,422)	(13.0%)
Less: interest and related expenses	(29,485)	(31,769)	2,284	7.2%
Income from loan investments, net	26,855	32,993	(6,138)	(18.6%)
Revenue from real estate owned	2,528	2,281	247	10.8%
Total revenue	29,383	35,274	(5,891)	(16.7%)
OTHER EXPENSES:
Base management fees	4,360	4,329	31	0.7%
Incentive fees	625	974	(349)	(35.8%)
General and administrative expenses	4,438	3,902	536	13.7%
Reimbursement of shared services expenses	2,040	2,647	(607)	(22.9%)
Provision for credit losses	203	3,080	(2,877)	(93.4%)
Expenses from real estate owned	2,269	2,489	(220)	(8.8%)
Total other expenses	13,935	17,421	(3,486)	(20.0%)
Income before income taxes	15,448	17,853	(2,405)	(13.5%)
Income tax expense	(14)	(33)	19	57.6%
Net income	$15,434	$17,820	$(2,386)	(13.4%)

Weighted average common shares outstanding - basic and diluted	15,240	14,712	528	3.6%

Net income per common share - basic and diluted	$1.00	$1.20	$(0.20)	(16.7%)

Interest and related income. The decrease in interest and related income was primarily the result of lower weighted average coupon rates, which was partially offset by interest rate floors for seven of our loans becoming active, lower interest income earned on cash invested due to decreased index rates and lower purchase discount accretion due to discounts becoming fully accreted during the year ended December 31, 2025. The weighted average coupon rate was 7.60% for the year ended December 31, 2025, inclusive of the seven active floors, compared to 8.77% for the year ended December 31, 2024.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of lower weighted average coupon rates offset by higher outstanding principal balances under our Secured Financing Facilities during the year ended December 31, 2025. The weighted average coupon rate was 6.25% for the year ended December 31, 2025, compared to 7.24% for the year ended December 31, 2024. The weighted average principal balance was approximately $425,000 for the year ended December 31, 2025, compared to $411,000 for the year ended December 31, 2024.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in revenue from real estate owned was primarily the result of higher operating expense reimbursements during the year ended December 31, 2025.
Base management and incentive fees. We recognize base management and incentive fees payable to Tremont in accordance with our management agreement. The increase in base management fees was due to higher “equity” as defined in our management agreement. The decrease in incentive fees was due to lower “core earnings”, as defined in our management agreement, during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based and cash compensation awarded to our Trustees, each resulting from the increase in the size of our Board of Trustees, higher share based compensation for employees of RMR and Tremont and higher legal expenses during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The decrease in reimbursement of shared services expenses was primarily the result of lower usage of shared services from RMR during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Provision for credit losses. The provision for credit losses represents the increase in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the year ended December 31, 2025 was primarily attributable to increased provisions for our office loans and a larger loan portfolio as of December 31, 2025, offset by increasing values for CRE and favorable CRE pricing forecasts used in our CECL model and loans nearing maturity.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in expenses from real estate owned was primarily the result of lower amortization expense related to acquired real estate leases during the year ended December 31, 2025.
Income tax expense. Income tax expense for the year ended December 31, 2025 is a result of income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income and net income per common share - basic and diluted. The decrease in net income was due to the changes noted above. Additionally, net income per common share - basic and diluted includes the effect of the issuance of 7,532,861 common shares through the Rights Offering.
Non-GAAP Financial Measures
We present Adjusted Book Value, Adjusted Book Value per common share, Distributable Earnings and Distributable Earnings per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent book value, book value per common share, net income, net income per common share or cash generated from operating activities and should not be considered as alternatives to book value, book value per common share, net income or net income per common share determined in accordance with GAAP or as an indication of our cash flows from operations determined in accordance with U.S. generally accepted accounting principles, or GAAP, a measure of our capital adequacy, liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental capital adequacy or performance measures; therefore, our reported Adjusted Book Value, Adjusted Book Value per common share, Distributable Earnings, and Distributable Earnings per common share may not be comparable to adjusted book value, adjusted book value per common share, distributable earnings and distributable earnings per common share as reported by other companies.

Adjusted Book Value
We believe that Adjusted Book Value and Adjusted Book Value per common share is a meaningful measure of our capital adequacy because it excludes the impact of certain non-cash estimates or adjustments, including our allowance for credit losses for our loan portfolio and unfunded loan commitments. The table below calculates our book value, Adjusted Book Value and Adjusted Book Value per common share:

	As of December 31,
	2025	2024
Shareholders' equity	$328,651	$269,278
Allowance for credit losses (1)	9,111	8,908
Adjusted Book Value	$337,762	$278,186

Total outstanding common shares	22,584	14,903
Book value per common share	$14.55	$18.07
Adjusted Book Value per common share	$14.96	$18.67
(1)Amounts include our allowance for credit losses for our loan portfolio and our unfunded commitments. The allowance for credit losses for our unfunded commitments is included in accounts payable, accrued liabilities and other liabilities in our consolidated balance sheets.
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

Reconciliation of Net Income to Distributable Earnings
The table below demonstrates our calculation of Distributable Earnings and Distributable Earnings per common share, which are non-GAAP measures, and provides a reconciliation of these non-GAAP measures to net income:

	Year Ended December 31,
	2025	2024
Net income	$15,434	$17,820
Non-cash equity compensation expense	1,736	1,359
Non-cash accretion of purchase discount	(37)	(2,347)
Provision for credit losses	203	3,080
Depreciation and amortization of real estate owned	1,063	1,248
Exit fees collected on loans acquired in Merger	—	124
Distributable Earnings	$18,399	$21,284

Weighted average common shares outstanding - basic and diluted	15,240	14,712

Net income per common share - basic and diluted	$1.00	$1.20
Distributable Earnings per common share - basic and diluted	$1.21	$1.45
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
The following is a summary of our sources and uses of cash flows for the period presented:

	Year Ended December 31,
	2025	2024
Cash and cash equivalents at beginning of period	$70,750	$87,855
Net cash provided by (used in):
Operating activities	15,038	20,110
Investing activities	(72,957)	21,261
Financing activities	110,640	(58,476)
Cash and cash equivalents at end of period	$123,471	$70,750
The decrease in cash provided by operating activities for 2025 compared to 2024 was primarily the result of lower net interest income earned on loan investments due to lower SOFR index rates. The change from cash provided by to cash used in investing activities was primarily due to increased loan originations and acquisitions, as well as lower loan repayments in 2025 compared to 2024. The change from cash used in to cash provided by financing activities was primarily due to proceeds received from the Rights Offering and increased borrowing under our Secured Financing Facilities in 2025 compared to net repayment activity under our Secured Financing Facilities in 2024.
Distributions
During the year ended December 31, 2025, we declared and paid regular quarterly distributions totaling $18,835, or $1.26 per common share, using cash on hand.
On January 15, 2026, we declared a regular quarterly distribution of $0.28 per common share, or $6,327, to shareholders of record on January 26, 2026. We expect to pay this distribution on February 19, 2026 using cash on hand.
For further information regarding distributions, see Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Rights Offering
In November 2025, we commenced the Rights Offering, pursuant to which we issued transferable rights to our shareholders of record as of November 10, 2025. The record date shareholders received one transferable right for each outstanding common share they owned on the record date, which entitled them to purchase one new common share for every two rights held. The Rights Offering was fully backstopped by Tremont. In December 2025, we completed the Rights Offering, in which 7,532,861 common shares were issued at $8.65 per share, generating net proceeds of $61,530, after offering costs. For further information regarding the Rights Offering, see Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2025 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unfunded loan commitments (1)	$36,873	$7,594	$29,279	$—	$—
Principal payments on Secured Financing Facilities (2)	488,275	472,187	16,088	—	—
Interest payments on Secured Financing Facilities (3)	12,733	12,208	525	—	—
Lease related costs (4)	222	222	—	—	—
	$538,103	$492,211	$45,892	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of December 31, 2025 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to real estate owned.
Debt Covenants
Our principal debt obligations as of December 31, 2025 were the outstanding balances under our Secured Financing Facilities. Our Master Repurchase Agreements provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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

As of December 31, 2025, we had a $423,643 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of December 31, 2025, we had a $64,632 aggregate outstanding principal balance under the BMO Facility.
As of December 31, 2025, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and our other filings with the SEC, which are incorporated herein by reference, including our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, or our 2026 Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2025. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
Allowance for Credit Losses. We recognize the allowance for credit losses under the current expected credit loss, or CECL, model. The CECL measurement is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount. The CECL model is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures, such as unfunded loan commitments.
The allowance for credit losses is a valuation account that is deducted from the related loans’ amortized cost basis in our consolidated balance sheets. Our loans typically include commitments to fund incremental proceeds to borrowers over the life of the loan. The allowance for credit losses related to unfunded loan commitments is included in accounts payable, accrued liabilities and other liabilities in our consolidated balance sheets.
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
Significant judgments are required in our estimation of our allowance for credit losses, including but not limited to the amount and timing of future fundings, repayments and macroeconomic forecast assumptions. Therefore, actual results over time could differ materially from our estimates.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2025, our internal control over financial reporting is effective.
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
The remainder of the information required by Item 10 will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of Tremont and of RMR under our Amended and Restated 2021 Equity Compensation Plan, or the 2021 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2021 Plan. The terms of awards made under the 2021 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the awards. The table below is as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2021 Plan	None	None	415,840 (1)
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	415,840 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2021 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2021 Plan.
Payments by us to RMR and RMR employees are described in Notes 7 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

10.3
Second Amended and Restated Seven Hills Realty Trust 2021 Equity Compensation Plan.(+) (Incorporated by reference to Annex A to the Registrant’s definitive Proxy Statement for the Registrant’s 2025 Annual Meeting of Shareholders filed on March 19, 2025.)

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

10.9	Amendment No. 3 to Master Repurchase Agreement, dated February 9, 2026, among UBS AG, RMTG Lender LLC and the Company. (Filed herewith.)
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

10.12
First Amendment to Amended and Restated Master Repurchase Agreement, dated September 27, 2024, by and between TRMT CB Lender LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

10.13
Facility Loan Program Agreement and Security Agreement, dated November 9, 2021, by and between Seven Hills BH Lender LLC and BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on November 12, 2021.)

10.14
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

10.16
First Amendment to Guaranty, dated April 25, 2022, by the Company, to and for the benefit of BMO Harris Bank N.A. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)

10.17
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

10.19
First Amendment to Master Repurchase and Securities Contract, dated October 25, 2024, by and between Seven Hills WF Lender LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

10.20	Second Amendment to Master Repurchase and Securities Contract, dated February 17, 2026, by and between Seven Hills WF Lender LLC and Wells Fargo Bank, National Association. (Filed herewith.)
10.21
Property Management Agreement, dated as of July 8, 2023, between The RMR Group LLC and Floral Vale LLC, a subsidiary of the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.22
Rights Offering Backstop Agreement, dated October 30, 2025, by and between the Company and Tremont Realty Capital, LLC. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on October 30, 2025.)

19.1	Seven Hills Realty Trust Insider Trading Policies and Procedures.† (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)
97.1	Seven Hills Realty Trust Clawback Policy. (Incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)
(+) Contract with management or compensatory plan or arrangement.
† This document was previously filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, and is being refiled to correct a scrivener’s error.

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Seven Hills Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Seven Hills Realty Trust and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
February 18, 2026

We have served as the Company's auditor since 2021.

SEVEN HILLS REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$123,471	$70,750
Loans held for investment	685,707	609,916
Allowance for credit losses	(8,799)	(8,074)
Loans held for investment, net	676,908	601,842
Real estate owned, net	10,986	11,187
Acquired real estate leases, net	2,772	3,366
Accrued interest receivable	3,186	2,954
Prepaid expenses and other assets, net	3,533	2,709
Total assets	$820,856	$692,808

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$3,305	$3,982
Secured financing facilities, net	487,657	417,796
Due to related persons	1,243	1,752
Total liabilities	492,205	423,530

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 22,584,285 and 14,902,773 shares issued and outstanding, respectively	23	15
Additional paid in capital	303,191	240,425
Cumulative net income	104,914	89,480
Cumulative distributions	(79,477)	(60,642)
Total shareholders' equity	328,651	269,278
Total liabilities and shareholders' equity	$820,856	$692,808

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024
INCOME FROM INVESTMENTS:
Interest and related income	$56,340	$64,762
Less: interest and related expenses	(29,485)	(31,769)
Income from loan investments, net	26,855	32,993
Revenue from real estate owned	2,528	2,281
Total revenue	29,383	35,274
OTHER EXPENSES:
Base management fees	4,360	4,329
Incentive fees	625	974
General and administrative expenses	4,438	3,902
Reimbursement of shared services expenses	2,040	2,647
Provision for credit losses	203	3,080
Expenses from real estate owned	2,269	2,489
Total other expenses	13,935	17,421
Income before income taxes	15,448	17,853
Income tax expense	(14)	(33)
Net income	$15,434	$17,820

Weighted average common shares outstanding - basic and diluted	15,240	14,712

Net income per common share - basic and diluted	$1.00	$1.20

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total
Balance at December 31, 2023	14,811	$15	$239,443	$71,660	$(39,870)	$271,248
Share grants	120	—	1,359	—	—	1,359
Share repurchases	(28)	—	(377)	—	—	(377)
Net income	—	—	—	17,820	—	17,820
Distributions	—	—	—	—	(20,772)	(20,772)
Balance at December 31, 2024	14,903	15	240,425	89,480	(60,642)	269,278
Issuance of shares, net	7,520	8	61,413	—	—	61,421
Share grants	197	—	1,736	—	—	1,736
Share repurchases	(36)	—	(383)	—	—	(383)
Net income	—	—	—	15,434	—	15,434
Distributions	—	—	—	—	(18,835)	(18,835)
Balance at December 31, 2025	22,584	$23	$303,191	$104,914	$(79,477)	$328,651

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,434	$17,820
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(37)	(2,347)
Provision for credit losses	203	3,080
Amortization of loan origination and exit fees	(2,052)	(2,697)
Amortization of deferred financing costs	1,533	1,423
Deferred interest capitalized to loans held for investment	(1,008)	—
Straight line rental income	(117)	(447)
Depreciation and amortization	1,106	1,291
Share based compensation	1,736	1,359
Changes in operating assets and liabilities:
Accrued interest receivable	(232)	678
Prepaid expenses and other assets	(799)	188
Accounts payable, accrued liabilities and other liabilities	(220)	57
Due to related persons	(509)	(295)
Net cash provided by operating activities	15,038	20,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination and acquisition of loans held for investment	(208,834)	(132,061)
Additional funding of loans held for investment	(6,578)	(12,333)
Repayment of loans held for investment	142,718	165,984
Real estate owned improvements	(263)	(329)
Net cash (used in) provided by investing activities	(72,957)	21,261

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	178,405	101,335
Repayments under secured financing facilities	(109,752)	(137,529)
Payments of deferred financing costs	(325)	(1,133)
Proceeds from issuance of common shares, net	61,530	—
Repurchase of common shares	(383)	(377)
Distributions	(18,835)	(20,772)
Net cash provided by (used in) financing activities	110,640	(58,476)

Increase (decrease) in cash and cash equivalents	52,721	(17,105)
Cash and cash equivalents at beginning of period	70,750	87,855
Cash and cash equivalents at end of period	$123,471	$70,750

SUPPLEMENTAL DISCLOSURES:
Interest paid	$27,778	$30,555
Income taxes refunded	$(14)	$(35)
See accompanying notes.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Organization
Seven Hills Realty Trust is a Maryland real estate investment trust, or REIT, that focuses primarily on originating and investing in first mortgage loans secured by middle market transitional commercial real estate, or CRE.
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
Allowance for Credit Losses. We recognize the allowance for credit losses under the current expected credit loss, or CECL, model. The CECL measurement is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount. The CECL model is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures, such as unfunded loan commitments.
The allowance for credit losses is a valuation account that is deducted from the related loans’ amortized cost basis in our consolidated balance sheets. Our loans typically include commitments to fund incremental proceeds to borrowers over the life of the loan. The allowance for credit losses related to unfunded loan commitments is included in accounts payable, accrued liabilities and other liabilities in our consolidated balance sheets.
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
Real Estate Owned. Real estate owned is property acquired in full or partial settlement of loan obligations generally through foreclosure or by deed in lieu of foreclosure. Upon acquisition, we allocate the fair value of the real estate owned in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations.
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
If a loan's interest or principal payments are not paid when due and there is uncertainty that such payments will be collected, the loan may be categorized as non-accrual and no interest will be recorded until it is collected. When all overdue

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
payments are collected and, in our judgment, a loan is likely to remain current, it may be re-categorized as accrual. We did not have any non-accrual loans as of December 31, 2025 and 2024.
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
Segments. We operate in one business segment: originating and investing in floating rate first mortgage loans secured by CRE properties. See Note 13 for more information.
New Accounting Pronouncements. In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, or ASU No. 2024-03, which requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact ASU No. 2024-03 will have on our consolidated financial statements and disclosures.
In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans, or ASU No. 2025-08, which amends the guidance under ASC 326 on the accounting for certain purchased financial assets subject to the CECL model. Specifically, ASU No. 2025-08 requires entities to account for loans that meet certain criteria at acquisition (purchased seasoned loans) by recognizing them at their purchase price plus an allowance for expected credit losses. ASU No. 2025-08 is effective for fiscal years beginning after December 15, 2026, including interim periods, with early adoption permitted. We have not early adopted ASU No. 2025-08 and do not expect the adoption of ASU No. 2025-08 to have a material impact on our consolidated financial statements.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 3. Loans Held for Investment, net
We originate first mortgage loans secured by middle market transitional CRE, which are generally to be held as long term investments.
The table below provides overall statistics for our loan portfolio as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Number of loans	24	21
Total loan commitments	$724,458	$641,213
Unfunded loan commitments (1)	$36,873	$30,402
Principal balance	$687,585	$610,811
Carrying value	$676,908	$601,842
Weighted average coupon rate	7.52%	8.24%
Weighted average all in yield (2)	7.92%	8.62%
Weighted average floor	2.81%	2.12%
Weighted average maximum maturity (years) (3)	2.6	2.6
Weighted average risk rating	2.8	3.1
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
The table below represents our loan activities during 2024 and 2025:

	Principal Balance	Unamortized Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2023	$629,892	$(3,430)	$626,462
Additional funding	12,492	(158)	12,334
Originations	133,817	(1,757)	132,060
Repayments	(165,390)	(594)	(165,984)
Net amortization of deferred fees	—	2,697	2,697
Purchase discount accretion	—	2,347	2,347
Balance at December 31, 2024	610,811	(895)	609,916
Additional funding	6,578	—	6,578
Deferred interest capitalized to loans held for investment	1,008	—	1,008
Originations and acquisitions (1)	211,198	(2,364)	208,834
Repayments	(142,010)	(708)	(142,718)
Net amortization of deferred fees	—	2,052	2,052
Purchase discount accretion (1)	—	37	37
Balance at December 31, 2025	$687,585	$(1,878)	$685,707
(1)In November 2025, we acquired two loans from RMR for an aggregate purchase price of $61,733, which represented the outstanding principal balance of the loans at the time of acquisition. In connection with the acquisition, we recorded a $370 purchase discount, which represents an exit fee contractually due upon repayment of one of the acquired loans, which will be accreted into income over the remaining term of the loan. See Note 9 for further information regarding the acquisition of these loans.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of December 31, 2025 and 2024:

	As of December 31,
	2025			2024
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Multifamily	7	$203,495	30%	5	$163,987	27%
Office	6	165,745	24%	6	167,749	28%
Industrial	6	160,782	23%	5	136,646	22%
Hotel	4	121,393	18%	3	84,028	14%
Mixed Use	1	34,292	5%	—	—	—%
Retail	—	—	—%	2	57,506	9%
	24	$685,707	100%	21	$609,916	100%

	As of December 31,
	2025			2024
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
East	7	$223,240	33%	4	$139,899	23%
South	8	222,512	32%	7	192,108	32%
West	6	134,741	20%	6	142,560	23%
Midwest	3	105,214	15%	4	135,349	22%
	24	$685,707	100%	21	$609,916	100%
Credit Quality Information and Allowance for Credit Losses
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level.
As of December 31, 2025 and 2024, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

December 31, 2025
Risk Rating	Number of Loans	Percentage of Portfolio	2025	2024	2023	2022	2021	Prior	Total
1	3	16%	$—	$57,599	$—	$—	$54,982	$—	$112,581
2	2	8%	27,992	—	28,988	—	—	—	56,980
3	15	59%	120,576	139,141	25,173	65,510	23,593	26,640	400,633
4	4	17%	—	—	—	—	115,513	—	115,513
5	—	—%	—	—	—	—	—	—	—
	24	100%	$148,568	$196,740	$54,161	$65,510	$194,088	$26,640	$685,707

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

December 31, 2024
Risk Rating	Number of Loans	Percentage of Portfolio	2024	2023	2022	2021	Prior	Total
1	—	—%	$—	$—	$—	$—	$—	$—
2	4	18%	41,570	53,070	—	15,252	—	109,892
3	12	58%	91,515	25,086	163,228	76,034	—	355,863
4	5	24%	—	—	—	114,556	29,605	144,161
5	—	—%	—	—	—	—	—	—
	21	100%	$133,085	$78,156	$163,228	$205,842	$29,605	$609,916
The table below presents the changes to the allowance for credit losses during the years ended December 31, 2024 and 2025:

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2023	$4,376	$1,452	$5,828
Provision for (reversal of) credit losses	3,698	(618)	3,080
Balance at December 31, 2024	8,074	834	8,908
Provision for (reversal of) credit losses	725	(522)	203
Balance at December 31, 2025	$8,799	$312	$9,111
The increase in the allowance for credit losses during the year ended December 31, 2025 was primarily attributable to increased provisions for our office loans and a larger loan portfolio as of December 31, 2025, offset by increasing values for CRE and favorable CRE pricing forecasts used in our CECL model and loans nearing maturity. The increase in the allowance for credit losses during the year ended December 31, 2024 was primarily attributable to declining values for CRE and increased provisions for our office loans, as compared to the allowance for credit losses as of December 31, 2023.
We may enter into loan modifications that include among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Loan modifications are evaluated to determine whether a modification results in a new loan or a continuation of an existing loan under ASC 310.
In April 2025, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the borrower was required to contribute $1,625 to cash reserves, the coupon rate was reduced from SOFR + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028. As of December 31, 2025, this loan had an amortized cost of $20,245 and a risk rating of 4.
In May 2025, we amended the agreement governing our loan secured by an office property in Downers Grove, IL. As part of this amendment, the borrower repaid $3,000 of the outstanding principal balance and the maturity date was extended by one year to May 22, 2026. As of December 31, 2025, this loan had an amortized cost of $26,640 and a risk rating of 3.
There were no other modifications to our loan portfolio for borrowers experiencing financial difficulties during the year ended December 31, 2025.
We did not have any outstanding past due loans or nonaccrual loans as of December 31, 2025 or 2024. As of December 31, 2025 and February 13, 2026, our borrowers with outstanding loans had paid their debt service obligations owed and due to us.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 4. Real Estate Owned
In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our consolidated balance sheets:

	December 31,
	2025	2024
Land	$2,880	$2,880
Building and improvements	9,075	8,855
Total real estate owned	11,955	11,735
Less: accumulated depreciation	(969)	(548)
Real estate owned, net	10,986	11,187
Acquired real estate leases	4,040	4,352
Less: accumulated amortization	(1,268)	(986)
Acquired real estate leases, net	2,772	3,366
Prepaid expenses and other assets, net (1)	1,973	1,826
Total assets	$15,731	$16,379

Accounts payable, accrued liabilities and other liabilities	$515	$501
Total liabilities	$515	$501
(1)Includes $1,211 and $1,094 of straight line rent receivables as of December 31, 2025 and 2024, respectively.
Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. We increased revenue from real estate owned to record revenue on a straight line basis by $117 and $447 for the years ended December 31, 2025 and 2024, respectively. Expenses from real estate owned represents costs related to the acquisition of the property, costs to operate the property and depreciation and amortization expense.
We recognized amortization expense related to acquired real estate leases of $594 and $771 for the years ended December 31, 2025 and 2024, respectively. Future amortization of acquired in place lease values is estimated to be $493 in 2026, $493 in 2027, $466 in 2028, $421 in 2029, $446 in 2030 and $453 thereafter. As of December 31, 2025 and 2024, the weighted average amortization period of acquired real estate leases was 6.1 and 6.9 years, respectively.
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2035 as of December 31, 2025:

Year	Amount
2026	$2,285
2027	2,367
2028	2,357
2029	2,327
2030	2,084
Thereafter	3,845
Total	$15,265

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 5. Secured Financing Agreements
As of December 31, 2025 and 2024, we had secured financing facilities governed by master repurchase agreements with Wells Fargo, National Association, or Wells Fargo, Citibank N.A., or Citibank, and UBS AG, or UBS; and a facility loan program with BMO Harris Bank N.A, or BMO. We refer to the Wells Fargo, Citibank and UBS facilities as our Master Repurchase Facilities and the BMO facility as our BMO Facility. Collectively, we refer to our Master Repurchase Facilities and the BMO Facility as our Secured Financing Facilities.
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
In February 2026, we amended the Wells Fargo Master Repurchase Agreement and made certain changes to the agreement, including extending the stated maturity date to March 13, 2028 and increasing the maximum facility size by $125,000 to $250,000.
In February 2026, we amended our UBS Master Repurchase Agreement to extend the stated maturity date to February 18, 2028.
As of December 31, 2025, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below summarizes our Secured Financing Facilities as of December 31, 2025 and 2024:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
December 31, 2025:
UBS Master Repurchase Facility (3)	$250,000	$194,948	$194,887	6.19%	0.1	2/18/2026	$278,594
Citibank Master Repurchase Facility	215,000	135,715	135,426	5.84%	0.7	9/27/2026	199,838
BMO Facility	150,000	64,632	64,442	5.81%	0.9	Various	88,684
Wells Fargo Master Repurchase Facility (4)	125,000	92,980	92,902	5.54%	0.2	3/11/2026	120,469
Total/weighted average	$740,000	$488,275	$487,657	5.92%	0.4		$687,585

December 31, 2024:
UBS Master Repurchase Facility	$250,000	$181,989	$181,566	6.85%	0.7	2/18/2026	$267,084
Citibank Master Repurchase Facility	215,000	93,314	92,700	6.57%	1.5	9/27/2026	145,520
BMO Facility	150,000	103,855	103,622	6.39%	0.9	Various	145,234
Wells Fargo Master Repurchase Facility	125,000	40,464	39,908	6.31%	0.6	3/11/2026	52,973
Total/weighted average	$740,000	$419,622	$417,796	6.62%	0.9		$610,811

(1)The weighted average coupon rate is determined using SOFR plus a spread ranging from 1.50% to 2.95%, as applicable, for the respective borrowings under our Secured Financing Facilities as of the applicable date.
(2)The weighted average remaining maturity of our Master Repurchase Facilities is determined using the earlier of the underlying loan investment maturity date and the respective repurchase agreement maturity date. The weighted average remaining maturity of the BMO Facility is determined using the underlying loan investment maturity date.
(3)In February 2026, we extended the stated maturity date to February 18, 2028.
(4)In February 2026, we extended the stated maturity date to March 13, 2028 and increased the maximum facility size by $125,000 to $250,000.
As of December 31, 2025, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Maturity Year	Principal Payments on Secured Financing Facilities
2026	$472,187
2027	16,088
2028 and thereafter	—
$488,275
Based upon the performance and payment history of our commercial mortgage loans, along with our ability to obtain financing under repurchase agreements and success in extending certain of our existing Master Repurchase Agreements, we believe it is probable that we will extend our Master Repurchase Facilities prior to their maturities.
Note 6. Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Secured Financing Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The table below provides information regarding our financial assets and liabilities not carried at fair value in our consolidated balance sheets:

	As of December 31,
	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$676,908	$682,999	$601,842	$603,558
Financial liabilities
Secured Financing Facilities	$487,657	$487,637	$417,796	$418,492
There were no transfers of financial assets or liabilities within the fair value hierarchy during the years ended December 31, 2025 or 2024.
Note 7. Shareholders' Equity
Rights Offering
In November 2025, we commenced a transferable rights offering, or the Rights Offering, pursuant to which we issued transferable rights to our shareholders of record as of November 10, 2025. The record date shareholders received one transferable right for each outstanding common share they owned on the record date, which entitled them to purchase one new common share for every two rights held. The Rights Offering was fully backstopped by Tremont. In December 2025, we completed the Rights Offering, in which 7,532,861 common shares were issued at $8.65 per share, generating net proceeds of $61,530, after offering costs. See Note 9 for further information regarding the Rights Offering.
Common Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2021 Equity Compensation Plan, or the 2021 Plan. During the years ended December 31, 2025 and 2024, we awarded to our officers and certain other employees of Tremont and RMR annual share awards of 150,158 and 91,118 of our common shares, respectively, valued at $1,653 and $1,236, in aggregate, respectively. In accordance with our Trustee compensation arrangements, during the year ended December 31, 2025, we awarded each of our Trustees 5,977 of our common shares as part of their annual compensation and awarded an additional 4,709 of our common shares to one of our Trustees in connection with the election to our Board of Trustees. The aggregate value of our common shares awarded to our Trustees during the year ended December 31, 2025 was $550. During the year ended 2024, we awarded each of our then Trustees 4,735 of our common shares, valued at $360, as part of their annual compensation. The values of the share awards are based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the dates of awards. The common shares that we award to our Trustees as trustee compensation vest immediately. The common shares we award to our officers and certain other employees of Tremont and RMR vest in five equal annual installments beginning on the date of award. We recognize any share forfeitures as they occur. We include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares granted, forfeited, vested and unvested under the terms of the 2021 Plan for the years ended December 31, 2025 and 2024 is as follows:

	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	147,062	$12.07	136,421	$10.57
Shares granted	196,706	$11.19	119,528	$13.35
Shares forfeited	(720)	$11.63	—	$—
Shares vested	(145,336)	$11.60	(108,887)	$11.58
Unvested shares, end of year	197,712	$11.56	147,062	$12.07
The 197,712 unvested shares as of December 31, 2025 are scheduled to vest as follows: 66,464 shares in 2026, 56,688 shares in 2027, 44,956 shares in 2028 and 29,604 shares in 2029.

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
As of December 31, 2025, the estimated future compensation expense for the unvested shares was $2,052. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2025 and 2024, we recorded $1,736 and $1,359, respectively, of compensation expense related to the 2021 Plan. In May 2025, 550,000 additional shares were authorized to be issued under the 2021 Plan. At December 31, 2025, 415,840 of our common shares remained available for issuance under the 2021 Plan.
Common Share Purchases
During the years ended December 31, 2025 and 2024, we purchased 34,729 and 28,165 of our common shares, respectively, from certain of our current and former officers and current and former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased during the years ended December 31, 2025 and 2024 was $383 and $377, respectively.
Distributions
During the years ended December 31, 2025 and 2024, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

			Characterization of Distributions
Year	Annual Per Share Distribution	Total Distribution	Return of Capital	Ordinary Income	Qualified Dividend
2025	$1.26	$18,835	12.75%	87.25%	—%
2024	$1.40	$20,772	—%	100.00%	—%
On January 15, 2026, we declared a quarterly distribution of $0.28 per common share, or $6,327, to shareholders of record on January 26, 2026, and we expect to pay this distribution on February 19, 2026 using cash on hand.
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
Term. The term of our management agreement ended on December 31, 2025, and the agreement automatically renewed for a successive one year term on January 1, 2026, and will renew for successive one year terms each January 1 thereafter, unless it is sooner terminated as detailed below.
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
Business Opportunities. Under our management agreement, we and Tremont have agreed that for so long as Tremont is managing us, neither Tremont nor any of its affiliates, including RMR, will sponsor or manage any other publicly traded REIT that invests primarily in first mortgage loans secured by middle market transitional CRE located in the United States, unless such activity is approved by our Independent Trustees. However, our management agreement does not prohibit Tremont or its affiliates (including RMR) or their respective directors, trustees, officers, employees or agents from competing or providing services to other persons, funds and investment vehicles, private REITs or other entities that may compete with us, including, among other things, with respect to the origination, acquisition, making, arranging or managing of first mortgage loans secured by middle market transitional CRE or other investments like those we intend to make.
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

SEVEN HILLS REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Tremont is a subsidiary of RMR, which is a majority owned subsidiary of RMR Inc., and RMR Inc. is the managing member of RMR. RMR provides certain shared services to Tremont that are applicable to us, and we reimburse Tremont or pay RMR for the amounts Tremont or RMR pays for those services. One of our Managing Trustees and Chair of our Board of Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a director of Tremont, the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc., and an officer and employee of RMR. Matthew P. Jordan, our other Managing Trustee, is a director and the president and chief executive officer of Tremont. Mr. Jordan is also a managing director and an officer of RMR Inc. and an officer and employee of RMR, and our other officers are officers and employees of Tremont and/or RMR.
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
Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $85 and $71 during the years ended December 31, 2025 and 2024, respectively, related to real estate owned.
Purchase of Mortgage Loans. On November 10, 2025 we purchased from RMR two floating rate first mortgage loans that were originated in 2024 and secured by hotel and industrial properties in Revere, MA and Wayne, PA, respectively, for an aggregate purchase price of $61,733, which represented the outstanding principal balance of the loans at the time of acquisition.
Rights Offering. On October 30, 2025, we announced our intent to commence the Rights Offering to issue 7,532,861 new common shares and to raise gross proceeds of approximately $65,200. We and Tremont entered into a backstop agreement, pursuant to which Tremont agreed to exercise its pro rata primary subscription right in full and, upon the completion of the Rights Offering, to purchase 100% of all remaining common shares not otherwise subscribed for pursuant to all other rights holders’ primary subscription rights and over-subscription privileges, subject to the terms and conditions of the backstop agreement, or the Backstop Commitment. Tremont did not receive any fees or other consideration in connection with the Backstop Commitment. Through the exercise of their respective primary subscription rights, Tremont purchased 854,029 common shares, Adam Portnoy purchased 109,669 common shares and ABP Trust purchased 58,266 common shares in the Rights Offering. The Rights Offering resulted in subscriptions for approximately 5,517,113 of our common shares, or approximately 73.2% of the 7,532,861 common shares. Accordingly, pursuant to the Backstop Commitment, Tremont purchased 2,015,748 common shares that remained unsubscribed upon expiration of the Rights Offering. As of December 31, 2025, Tremont owned 4,577,835 of our common shares, or 20.3% of our outstanding common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 5,085,332 of our common shares, or 22.5% of our outstanding common shares.

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
The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Numerators:
Net income	$15,434	$17,820
Income attributable to unvested share awards	(193)	(184)
Net income used in calculating net income per common share - basic and diluted	$15,241	$17,636

Denominators:
Weighted average common shares outstanding - basic and diluted	15,240	14,712

Net income per common share - basic and diluted	$1.00	$1.20

Note 12. Commitments and Contingencies
As of December 31, 2025, we had unfunded loan commitments of $36,873 related to our loans held for investment that are not reflected in our consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.3 years as of December 31, 2025. See Note 3 for further information related to our loans held for investment.
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

SEVEN HILLS REALTY TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2025
(dollars in thousands)

#	Property Type/Location	Interest Rate	Maturity Date	Maximum Maturity Date (1)	Payment Terms (2)	Prior Liens (3)	Principal	Carrying Value
	First Mortgage Loans (4)
1	Multifamily, Olmsted Falls, OH (5)	S + 4.00%	01/28/2026	01/28/2026	I/O	—	$54,575	$54,982
2	Industrial, Passaic, NJ	S + 3.85%	09/08/2026	09/08/2027	I/O	—	45,260	45,092
3	Office, Dallas, TX	S + 3.25%	08/25/2026	08/25/2026	I/O	—	44,217	44,217
4	Hotel, Boston, MA	S + 3.95%	12/16/2027	12/16/2029	I/O	—	39,800	39,475
5	Multifamily, Oxford, MS	S + 2.95%	11/26/2027	11/26/2029	I/O	—	42,000	41,706
6	Multifamily, College Park, MD	S + 2.95%	11/12/2028	11/12/2030	I/O	—	27,911	27,531
7	Hotel, Revere, MA	S + 3.95%	07/01/2026	07/01/2029	I/O	—	37,000	37,037
8	Mixed Use, New York, NY	S + 3.20%	09/05/2027	09/05/2030	I/O	—	34,500	34,292
9	Multifamily, San Marcos, TX	S + 3.25%	01/14/2028	01/14/2030	I/O	—	28,228	27,992
10	Hotel, Anaheim, CA	S + 4.00%	11/29/2026	11/29/2028	I/O	—	29,000	28,988
11	Industrial, San Antonio, TX	S + 3.40%	06/13/2028	06/13/2030	I/O	—	22,800	22,549
12	Office, Plano, TX	S + 3.75%	07/01/2026	07/01/2026	I/O	—	26,569	26,636
13	Office, Downers Grove, IL	S + 5.00%	05/22/2026	05/22/2026	I/O	—	26,500	26,640
14	Industrial, Wayne, PA	S + 4.25%	07/18/2027	07/18/2029	I/O	—	24,733	24,733
15	Industrial, Fayetteville, GA	S + 3.35%	10/06/2026	10/06/2028	I/O	—	25,250	25,173
16	Office, Carlsbad, CA	S + 3.25%	10/27/2026	10/27/2026	I/O	—	24,417	24,415
17	Industrial, Los Angeles, CA	S + 3.40%	06/28/2027	06/28/2029	I/O	—	22,954	22,817
18	Office, Downers Grove, IL	S + 4.25%	12/09/2026	12/09/2026	I/O	—	23,530	23,593
19	Industrial, Fontana, CA	S + 3.75%	11/18/2026	11/18/2026	I/O	—	20,470	20,418
20	Office, Bellevue, WA	S + 2.85%	04/07/2028	04/07/2029	I/O	—	20,245	20,245
21	Multifamily, Waco, TX	S + 3.35%	03/06/2028	03/06/2030	I/O	—	18,500	18,346
22	Multifamily, Boise, ID	S + 3.50%	06/26/2028	06/26/2030	I/O	—	18,000	17,857
23	Multifamily, Newport News, VA	S + 3.15%	04/25/2027	04/25/2029	I/O	—	15,126	15,080
24	Hotel, Lake Mary, FL	S + 4.00%	09/06/2027	09/06/2029	I/O	—	16,000	15,893
	Total						$687,585	$685,707

	Less: allowance for credit losses (6)							(8,799)

	Total carrying value including allowance for credit losses							$676,908
(1)Maximum maturity assumes all extension option have been exercised, which options are subject to the borrower meeting certain conditions.
(2)I/O = interest only until final maturity.
(3)Represents only third party prior liens.
(4)As of December 31, 2025, none of our borrowers were delinquent in payment.
(5)In January 2026, the maturity date of this loan was extended to March 31, 2026.
(6)For further information regarding our allowance for credit losses, see Note 3 to our Consolidated Financial Statements.

S-1

SEVEN HILLS REALTY TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
DECEMBER 31, 2025
(dollars in thousands)

Reconciliation of Mortgage Loans on Real Estate:	Carrying Value
Balance as of January 1, 2024	$622,086
Additions during the year:
Originations	133,817
Additional funding	12,492
Purchase discount accretion	2,347
Net amortization of deferred fees	2,697
Deductions during the year:
Repayments	(165,390)
Deferred fees	(2,509)
Increase in allowance for credit losses	(3,698)
Balance as of December 31, 2024	601,842
Additions during the year:
Originations and acquisitions	211,198
Additional funding	6,578
Deferred interest capitalized to loans held for investment	1,008
Purchase discount accretion	37
Net amortization of deferred fees	2,052
Deductions during the year:
Repayments	(142,010)
Deferred fees	(3,072)
Increase in allowance for credit losses	(725)
Balance as of December 31, 2025	$676,908
S-2

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President and Chief Investment Officer
Dated: February 18, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Lorenzini	President and Chief Investment Officer	February 18, 2026
Thomas J. Lorenzini

/s/ Matthew C. Brown	Chief Financial Officer and Treasurer	February 18, 2026
Matthew C. Brown	(principal financial and accounting officer)

/s/ Ann M. Danner	Independent Trustee	February 18, 2026
Ann M. Danner

/s/ Barbara D. Gilmore	Independent Trustee	February 18, 2026
Barbara D. Gilmore

/s/ Matthew P. Jordan	Managing Trustee	February 18, 2026
Matthew P. Jordan

/s/ William A. Lamkin	Independent Trustee	February 18, 2026
William A. Lamkin

/s/ Joseph L. Morea	Independent Trustee	February 18, 2026
Joseph L. Morea

/s/ Adam D. Portnoy	Managing Trustee	February 18, 2026
Adam D. Portnoy

/s/ Jeffrey P. Somers	Independent Trustee	February 18, 2026
Jeffrey P. Somers