Form 10-Q
period 2026-03-31
Seven Hills Realty Trust
filed 2026-04-28
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of April 24, 2026: 22,596,077.

SEVEN HILLS REALTY TRUST
FORM 10-Q
March 31, 2026

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$56,606	$123,471
Loans held for investment	730,096	685,707
Allowance for credit losses	(9,495)	(8,799)
Loans held for investment, net	720,601	676,908
Real estate owned, net	10,872	10,986
Acquired real estate leases, net	2,649	2,772
Accrued interest receivable	3,410	3,186
Prepaid expenses and other assets, net	3,262	3,533
Total assets	$797,400	$820,856

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$3,271	$3,305
Secured financing facilities, net	465,817	487,657
Due to related persons	1,330	1,243
Total liabilities	470,418	492,205

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 22,596,077 and 22,584,285 shares issued and outstanding, respectively	23	23
Additional paid in capital	303,464	303,191
Cumulative net income	109,299	104,914
Cumulative distributions	(85,804)	(79,477)
Total shareholders' equity	326,982	328,651
Total liabilities and shareholders' equity	$797,400	$820,856

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
INCOME FROM INVESTMENTS:
Interest and related income	$14,839	$14,322
Less: interest and related expenses	(7,182)	(7,437)
Income from loan investments, net	7,657	6,885
Revenue from real estate owned	682	709
Total revenue	8,339	7,594
OTHER EXPENSES:
Base management fees	1,305	1,079
Incentive fees	—	18
General and administrative expenses	886	963
Reimbursement of shared services expenses	574	550
Provision for (reversal of) credit losses	603	(153)
Expenses from real estate owned	580	594
Total other expenses	3,948	3,051
Income before income taxes	4,391	4,543
Income tax expense	(6)	(11)
Net income	$4,385	$4,532

Weighted average common shares outstanding - basic and diluted	22,398	14,757

Net income per common share - basic and diluted	$0.19	$0.30

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total

Balance at December 31, 2025	22,584	$23	$303,191	$104,914	$(79,477)	$328,651
Issuance of shares, net	13	—	73	—	—	73
Share grants	—	—	207	—	—	207
Share repurchases	(1)	—	(7)	—	—	(7)
Net income	—	—	—	4,385	—	4,385
Distributions	—	—	—	—	(6,327)	(6,327)
Balance at March 31, 2026	22,596	$23	$303,464	$109,299	$(85,804)	$326,982

Balance at December 31, 2024	14,903	$15	$240,425	$89,480	$(60,642)	$269,278
Share grants	5	—	356	—	—	356
Share repurchases	(1)	—	(5)	—	—	(5)
Net income	—	—	—	4,532	—	4,532
Distributions	—	—	—	—	(5,216)	(5,216)
Balance at March 31, 2025	14,907	$15	$240,776	$94,012	$(65,858)	$268,945

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,385	$4,532
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(145)	—
Provision for (reversal of) credit losses	603	(153)
Amortization of loan origination and exit fees	(546)	(513)
Amortization of deferred financing costs	388	366
Deferred interest capitalized to loans held for investment	(137)	—
Straight line rental income	(14)	(16)
Depreciation and amortization	265	280
Share based compensation	207	356
Changes in operating assets and liabilities:
Accrued interest receivable	(224)	(375)
Prepaid expenses and other assets	257	149
Accounts payable, accrued liabilities and other liabilities	(104)	(420)
Due to related persons	87	(520)
Net cash provided by operating activities	5,022	3,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(57,380)	(45,735)
Additional funding of loans held for investment	(2,181)	(4,073)
Repayment of loans held for investment	16,000	—
Real estate owned improvements	(72)	(93)
Net cash used in investing activities	(43,633)	(49,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	31,725	22,404
Repayments under secured financing facilities	(52,531)	—
Payments of deferred financing costs	(1,114)	(81)
Repurchase of common shares	(7)	(5)
Distributions	(6,327)	(5,216)
Net cash (used in) provided by financing activities	(28,254)	17,102

Decrease in cash and cash equivalents	(66,865)	(29,113)
Cash and cash equivalents at beginning of period	123,471	70,750
Cash and cash equivalents at end of period	$56,606	$41,637

SUPPLEMENTAL DISCLOSURES:
Interest paid	$6,906	$7,002
Income taxes refunded	$11	$—

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
The table below provides overall statistics for our loan portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Number of loans	26	24
Total loan commitments	$775,958	$724,458
Unfunded loan commitments (1)	$43,955	$36,873
Principal balance	$732,003	$687,585
Carrying value	$720,601	$676,908
Weighted average coupon rate	7.44%	7.52%
Weighted average all in yield (2)	7.84%	7.92%
Weighted average floor	2.83%	2.81%
Weighted average maximum maturity (years) (3)	2.6	2.6
Weighted average risk rating	2.8	2.8
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the three months ended March 31, 2026 and 2025:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2025	$687,585	$(1,878)	$685,707
Additional funding	2,181	—	2,181
Deferred interest capitalized to loans held for investment	137	—	137
Originations	58,100	(720)	57,380
Repayments	(16,000)	—	(16,000)
Net amortization of deferred fees	—	546	546
Purchase discount accretion	—	145	145
Balance at March 31, 2026	$732,003	$(1,907)	$730,096

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2024	$610,811	$(895)	$609,916
Additional funding	4,073	—	4,073
Originations	46,505	(770)	45,735
Net amortization of deferred fees	—	513	513
Balance at March 31, 2025	$661,389	$(1,152)	$660,237

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Office	6	$166,344	23%	6	$165,745	24%
Hotel	4	122,996	17%	4	121,393	18%
Student Housing	4	116,680	16%	4	115,575	17%
Industrial	4	113,404	15%	4	112,792	16%
Multifamily	3	87,975	12%	3	87,920	13%
Other	3	74,524	10%	1	34,292	5%
Self Storage	2	48,173	7%	2	47,990	7%
	26	$730,096	100%	24	$685,707	100%

	March 31, 2026			December 31, 2025
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	8	$232,513	32%	8	$222,512	32%
East	7	224,529	31%	7	223,240	33%
West	8	167,812	23%	6	134,741	20%
Midwest	3	105,242	14%	3	105,214	15%
	26	$730,096	100%	24	$685,707	100%

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Credit Quality Information and Allowance for Credit Losses
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2025 Annual Report for more information regarding our loan risk ratings.
As of March 31, 2026 and December 31, 2025, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

March 31, 2026
Risk Rating	Number of Loans	Percentage of Portfolio	2026	2025	2024	2023	2022	Prior	Total
1	2	13%	$—	$—	$41,742	$—	$—	$54,985	$96,727
2	3	13%	—	62,954	—	28,991	—	—	91,945
3	16	52%	57,481	86,795	140,028	25,196	20,432	50,257	380,189
4	5	22%	—	—	—	—	45,148	116,087	161,235
5	—	—%	—	—	—	—	—	—	—
	26	100%	$57,481	$149,749	$181,770	$54,187	$65,580	$221,329	$730,096

December 31, 2025
Risk Rating	Number of Loans	Percentage of Portfolio	2025	2024	2023	2022	2021	Prior	Total
1	3	16%	$—	$57,599	$—	$—	$54,982	$—	$112,581
2	2	8%	27,992	—	28,988	—	—	—	56,980
3	15	59%	120,576	139,141	25,173	65,510	23,593	26,640	400,633
4	4	17%	—	—	—	—	115,513	—	115,513
5	—	—%	—	—	—	—	—	—	—
	24	100%	$148,568	$196,740	$54,161	$65,510	$194,088	$26,640	$685,707
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
See Note 2 to our Consolidated Financial Statements included in Part IV, Item 15 of our 2025 Annual Report for further information regarding our measurement of our allowance for credit losses.
The tables below represent the changes to the allowance for credit losses during the three months ended March 31, 2026 and 2025.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2025	$8,799	$312	$9,111
Provision for (reversal of) credit losses	696	(93)	603
Balance at March 31, 2026	$9,495	$219	$9,714

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2024	$8,074	$834	$8,908
(Reversal of) provision for credit losses	(426)	273	(153)
Balance at March 31, 2025	$7,648	$1,107	$8,755
The increase in the allowance for credit losses during the three months ended March 31, 2026 reflects an increased loan investment balance as of March 31, 2026 and increased allowances for certain of our office loans, partially offset by loans nearing maturity.
We may enter into loan modifications that include, among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Loan modifications are evaluated to determine whether a modification results in a new loan or a continuation of an existing loan under ASC 310.
In April 2025, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the borrower was required to contribute $1,625 to cash reserves, the coupon rate was reduced from the Secured Overnight Financing Rate, or SOFR, + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028. As of March 31, 2026, this loan had an amortized cost of $20,817 and a risk rating of 4.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In May 2025, we amended the agreement governing our loan secured by an office property in Downers Grove, IL. As part of this amendment, the borrower repaid $3,000 of the outstanding principal balance and the maturity date was extended by one year to May 22, 2026. As of March 31, 2026, this loan had an amortized cost of $26,650 and a risk rating of 3.
We did not have any outstanding past due loans or nonaccrual loans as of March 31, 2026 or December 31, 2025. As of March 31, 2026 and April 24, 2026, all of our borrowers had paid their debt service obligations owed and due to us. See our 2025 Annual Report for more information regarding our nonaccrual policy.
As of March 31, 2026, we had unfunded loan commitments of $43,955 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.2 years as of March 31, 2026.
Note 4. Real Estate Owned
Real estate owned is property acquired in full or partial settlement of loan obligations, generally through foreclosure or by deed in lieu of foreclosure. In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
Land, building and improvements	$11,955	$11,955
Less: accumulated depreciation	(1,083)	(969)
Real estate owned, net	10,872	10,986
Acquired real estate leases, net	2,649	2,772
Prepaid expenses and other assets, net (1)	1,943	1,973
Total assets	$15,464	$15,731

Accounts payable, accrued liabilities and other liabilities	$353	$515
Total liabilities	$353	$515
(1)Includes $1,225 and $1,211 of straight line rent receivables as of March 31, 2026 and December 31, 2025, respectively.

Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. We increased revenue from real estate owned to record revenue on a straight line basis by $14 and $16 for the three months ended March 31, 2026 and 2025, respectively. Expenses from real estate owned represents costs to operate the property and depreciation and amortization expense.
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
Note 5. Secured Financing Agreements
As of March 31, 2026, we had secured financing facilities governed by master repurchase agreements with Wells Fargo, National Association, or Wells Fargo, Citibank, N.A., or Citibank, and UBS AG, or UBS; and a facility loan program with BMO Harris Bank N.A., or BMO. We refer to the Wells Fargo, Citibank and UBS facilities as our Master Repurchase Facilities and the BMO facility as our BMO Facility. Collectively, we refer to our Master Repurchase Facilities and the BMO Facility as our Secured Financing Facilities. See our 2025 Annual Report for more information regarding our Secured Financing Facilities.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below summarizes our Secured Financing Facilities as of March 31, 2026 and December 31, 2025:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
March 31, 2026:
UBS Master Repurchase Facility	$250,000	$142,417	$141,837	6.28%	0.8	2/18/2028	$208,538
Wells Fargo Master Repurchase Facility	250,000	104,305	103,708	5.47%	1.7	3/13/2028	136,658
Citibank Master Repurchase Facility	215,000	135,715	135,513	5.76%	0.5	9/27/2026	200,409
BMO Facility	150,000	85,032	84,759	5.68%	1.2	Various	114,323
Total/weighted average	$865,000	$467,469	$465,817	5.84%	1.0		$659,928

December 31, 2025:
UBS Master Repurchase Facility	$250,000	$194,948	$194,887	6.19%	0.1	2/18/2026	$278,594
Citibank Master Repurchase Facility	215,000	135,715	135,426	5.84%	0.7	9/27/2026	199,838
BMO Facility	150,000	64,632	64,442	5.81%	0.9	Various	88,684
Wells Fargo Master Repurchase Facility	125,000	92,980	92,902	5.54%	0.2	3/11/2026	120,469
Total/weighted average	$740,000	$488,275	$487,657	5.92%	0.4		$687,585
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

In February 2026, we amended our master repurchase agreement with UBS to extend the stated maturity date to February 18, 2028.
In February 2026, we amended our master repurchase agreement with Wells Fargo and made certain changes to the agreement, including extending the stated maturity date to March 13, 2028 and increasing the maximum facility size by $125,000 to $250,000.
As of March 31, 2026, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
As of March 31, 2026, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2026	$295,924
2027	64,487
2028	86,658
2029	20,400
2030 and thereafter	—
$467,469
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6. Fair Value Measurements
We determine the estimated fair value of financial assets and liabilities using the three-tier value hierarchy established by GAAP. As of March 31, 2026, the carrying values of cash and cash equivalents, accrued interest receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Secured Financing Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date. See our 2025 Annual Report for further information regarding the fair value of financial instruments.
The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$720,601	$722,493	$676,908	$682,999
Financial liabilities
Secured Financing Facilities	$465,817	$467,099	$487,657	$487,637
There were no transfers of financial assets or liabilities within the fair value hierarchy during the three months ended March 31, 2026.
Note 7. Shareholders' Equity
Rights Offering
In November 2025, we commenced a transferable rights offering, or the Rights Offering, pursuant to which we issued transferable rights to our shareholders of record as of November 10, 2025. The record date shareholders received one transferable right for each outstanding common share they owned on the record date, which entitled them to purchase one new common share for every two rights held. The Rights Offering was fully backstopped by Tremont. In December 2025, we completed the Rights Offering, in which 7,532,861 common shares were issued at $8.65 per share, generating net proceeds of $61,494, after offering costs. See Note 9 for further information regarding the Rights Offering.
Common Share Purchases
During the three months ended March 31, 2026, we purchased 814 of our common shares from certain former officers and employees of Tremont Realty Capital, or Tremont, and the RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the applicable purchase date. The aggregate value of common shares purchased was $7.
Distributions

For the three months ended March 31, 2026, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 26, 2026	February 19, 2026	$0.28	$6,327
On April 9, 2026, we declared a quarterly distribution of $0.28 per common share, or $6,327, to shareholders of record on April 21, 2026. We expect to pay this distribution on or about May 14, 2026, using cash on hand.

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
Tremont, and not us, is responsible for the costs of its employees who provide services to us, unless any such payment or reimbursement is specifically approved by a majority of our Independent Trustees, is a shared services cost or relates to awards made under any equity compensation plan adopted by us. We are required to pay or to reimburse Tremont and its affiliates for all other costs and expenses of our operations. Some of these overhead, professional and other services are provided by RMR, pursuant to a shared services agreement between Tremont and RMR. These reimbursements include an allocation of the cost of personnel employed by RMR. These shared services costs are subject to approval by a majority of our Independent Trustees at least annually. We include these amounts in reimbursement of shared services expenses in our condensed consolidated statements of operations. See our 2025 Annual Report for further information regarding our management agreement with Tremont.
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
See Note 7 for information relating to common shares we purchased from certain former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for awards of our common shares in general and administrative expenses in our condensed consolidated statements of operations.
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
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. As of March 31, 2026, Tremont owned 4,577,835 of our common shares, or 20.3% of our outstanding common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 5,085,332 of our common shares, or 22.5% of our outstanding common shares.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $20 and $21 for the three months ended March 31, 2026 and 2025, respectively, related to real estate owned.
Purchase of Mortgage Loans. On November 10, 2025 we purchased from RMR two floating rate first mortgage loans that were originated in 2024 and secured by hotel and industrial properties in Revere, MA and Wayne, PA, respectively, for an aggregate purchase price of $61,733, which represented the outstanding principal balance of the loans at the time of acquisition.
Rights Offering. On October 30, 2025, we announced our intent to commence a transferable rights offering, or the Rights Offering, to issue 7,532,861 new common shares and to raise gross proceeds of approximately $65,200. We and Tremont entered into a backstop agreement, pursuant to which Tremont agreed to exercise its pro rata primary subscription right in full and, upon the completion of the Rights Offering, to purchase 100% of all remaining common shares not otherwise subscribed for pursuant to all other rights holders’ primary subscription rights and over-subscription privileges, subject to the terms and conditions of the backstop agreement, or the Backstop Commitment. Tremont did not receive any fees or other consideration in connection with the Backstop Commitment. Through the exercise of their respective primary subscription rights, Tremont purchased 854,029 common shares, Adam Portnoy purchased 109,669 common shares and ABP Trust purchased 58,266 common shares in the Rights Offering. The Rights Offering resulted in subscriptions for approximately 5,517,113 of our common shares, or approximately 73.2% of the 7,532,861 common shares. Accordingly, pursuant to the Backstop Commitment, Tremont purchased 2,015,748 common shares that remained unsubscribed upon expiration of the Rights Offering.

For further information about these and other such relationships and certain other related person transactions, refer to our 2025 Annual Report.

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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerators:
Net income	$4,385	$4,532
Net income attributable to unvested share awards	(55)	(51)
Net income used in calculating net income per common share - basic and diluted	$4,330	$4,481

Denominators:
Weighted average common shares outstanding - basic and diluted	22,398	14,757

Net income per common share - basic and diluted	$0.19	$0.30

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and in our 2025 Annual Report.
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
Factors Affecting Operating Results
Our results of operations are primarily impacted by general CRE market conditions and unanticipated defaults by our borrowers. For further information regarding the risks associated with our loan portfolio, see Note 3 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2025 Annual Report.
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
Market Conditions. During the first quarter of 2026, CRE market conditions reflected a continuation of the stabilization trends that emerged in the second half of 2025. CRE transaction activity continued to show signs of recovery early this quarter, supported by improving property‑level fundamentals, substantial liquidity in debt capital markets and increased confidence in underwriting assumptions.
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

More recent geopolitical developments in the Middle East have the potential to affect U.S. economic conditions and has complicated the outlook for U.S. monetary policy. The potential for future Federal Open Markets Committee, or FOMC, interest rate cuts in the near term is lower today than at the beginning of the year. However, the FOMC has indicated it intends to remain patient as it evaluates the potential impact of these events on oil prices and, in turn, U.S. economic growth and labor market conditions.
To date, demand for CRE debt in the U.S. has not been materially impacted by geopolitical events and there continues to be a significant amount of maturing CRE debt to be refinanced in the coming year. While the duration and ultimate economic impact of the Middle East conflict remain uncertain, continued volatility in energy prices and financial markets could influence inflation trends, interest‑rate expectations, and economic growth, all of which may affect commercial real estate investment conditions in 2026.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage up to 80% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.25% to 4.34% with a weighted average floor of 2.83%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of March 31, 2026, SOFR was 3.66%, and as a result, seven of our loan investments had an active interest rate floor.
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

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Number of loans	26	24
Total loan commitments	$775,958	$724,458
Unfunded loan commitments (1)	$43,955	$36,873
Principal balance	$732,003	$687,585
Carrying value	$720,601	$676,908
Weighted average coupon rate	7.44%	7.52%
Weighted average all in yield (2)	7.84%	7.92%
Weighted average floor	2.83%	2.81%
Weighted average maximum maturity (years) (3)	2.6	2.6
Weighted average risk rating	2.8	2.8
Weighted average LTV (4)	66%	66%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of March 31, 2026:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Olmsted Falls, OH (4)	Multifamily	01/28/2021	$54,575	$54,575	S + 4.00%	S + 4.15%	04/15/2026	63%	1
2	Passaic, NJ	Industrial	09/08/2022	47,000	45,260	S + 3.85%	S + 4.42%	09/08/2027	69%	4
3	Dallas, TX	Office	08/25/2021	46,811	44,217	S + 3.25%	S + 3.27%	08/25/2026	72%	4
4	Boston, MA	Hotel	12/16/2024	45,000	39,800	S + 3.95%	S + 4.39%	12/16/2029	49%	3
5	Oxford, MS	Student Housing	11/26/2024	42,000	42,000	S + 2.95%	S + 3.35%	11/26/2029	75%	1
6	College Park, MD	Student Housing	11/12/2025	37,320	28,327	S + 2.95%	S + 3.45%	11/12/2030	43%	3
7	Revere, MA	Hotel	07/01/2024	37,000	37,000	S + 3.95%	S + 5.14%	07/01/2029	73%	3
8	New York, NY	Mixed Use	09/05/2025	34,500	34,500	S + 3.20%	S + 4.02%	09/05/2030	70%	2
9	San Marcos, TX	Student Housing	01/14/2025	31,200	28,811	S + 3.25%	S + 3.67%	01/14/2030	62%	2
10	Atlanta, GA	Medical Office	02/05/2026	30,500	25,500	S + 3.95%	S + 4.42%	02/05/2031	66%	3
11	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.05%	11/29/2028	55%	2
12	San Antonio, TX	Industrial	06/13/2025	28,000	22,800	S + 3.40%	S + 3.88%	06/13/2030	62%	3
13	Plano, TX	Office	07/01/2021	27,385	26,569	S + 3.75%	S + 3.76%	07/01/2026	78%	4
14	Downers Grove, IL	Office	09/25/2020	27,000	26,500	S + 5.00%	S + 5.15%	05/22/2026	67%	3
15	Wayne, PA	Industrial	07/18/2024	27,000	25,252	S + 4.25%	S + 4.72%	07/18/2029	62%	3
16	Fayetteville, GA	Self Storage	10/06/2023	25,250	25,250	S + 3.35%	S + 3.73%	10/06/2028	55%	3
17	Carlsbad, CA	Office	10/27/2021	24,750	24,417	S + 3.25%	S + 3.26%	10/27/2026	78%	4
18	Los Angeles, CA	Self Storage	06/28/2024	23,800	23,092	S + 3.40%	S + 3.82%	06/28/2029	58%	3
19	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.51%	12/09/2026	72%	3
20	Fontana, CA	Industrial	11/18/2022	22,080	20,470	S + 3.75%	S + 4.03%	11/18/2026	72%	3
21	Bellevue, WA	Office	11/05/2021	21,000	20,817	S + 2.85%	S + 2.85%	04/07/2029	68%	4
22	Palm Desert, CA	Retail	02/25/2026	19,500	15,190	S + 3.60%	S + 4.12%	02/25/2031	72%	3
23	Waco, TX	Student Housing	03/06/2025	18,500	18,500	S + 3.35%	S + 3.75%	03/06/2030	73%	3
24	Boise, ID	Multifamily	06/26/2025	18,000	18,000	S + 3.50%	S + 4.28%	06/26/2030	79%	3
25	Newport News, VA	Multifamily	04/25/2024	17,757	15,126	S + 3.15%	S + 3.85%	04/25/2029	71%	3
26	Scottsdale, AZ	Hotel	03/06/2026	17,500	17,500	S + 3.85%	S + 4.44%	03/06/2031	63%	3
	Total/weighted average			$775,958	$732,003	S + 3.63%	S + 4.03%		66%	2.8
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
(4)This loan was repaid in April 2026.

As of March 31, 2026, we had $775,958 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 26 first mortgage loans. As of March 31, 2026, we had five loans representing approximately 22% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”. We have no “5” or “loss likely” rated loans.
In April 2025, we amended the agreement governing our loan secured by an office property in Bellevue, WA. As part of this amendment, the borrower was required to contribute $1,625 to cash reserves, the coupon rate was reduced from SOFR + 3.85% to SOFR + 2.85% and the maturity date was extended by three years to April 7, 2028. As of March 31, 2026, this loan had an amortized cost of $20,817 and a risk rating of 4.
In May 2025, we amended the agreement governing our loan secured by an office property in Downers Grove, IL. As part of this amendment, the borrower repaid $3,000 of the outstanding principal balance and the maturity date was extended by one year to May 22, 2026. As of March 31, 2026, this loan had an amortized cost of $26,650 and a risk rating of 3.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding the execution of their business plans for the underlying collateral, among other things.

As of March 31, 2026 and April 24, 2026, all of our borrowers had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of March 31, 2026. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, interest rate fluctuations, supply chain issues or a prolonged economic slowdown or recession could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting our Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2025 Annual Report.
Financing Activities
The table below is an overview of our Secured Financing Facilities as of March 31, 2026:

Facility	Maturity Date	Principal Balance	Carrying Value	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
UBS Master Repurchase Facility	02/18/2028	$142,417	$141,837	$107,583	$250,000	$208,538
Wells Fargo Master Repurchase Facility	03/13/2028	104,305	103,708	145,695	250,000	136,658
Citibank Master Repurchase Facility	09/27/2026	135,715	135,513	79,285	215,000	200,409
BMO Facility	Various	85,032	84,759	64,968	150,000	114,323
Total		$467,469	$465,817	$397,531	$865,000	$659,928
In February 2026, we amended our master repurchase agreement with UBS to extend the stated maturity date to February 18, 2028.
In February 2026, we amended our master repurchase agreement with Wells Fargo and made certain changes to the agreement, including extending the stated maturity date to March 13, 2028 and increasing the maximum facility size by $125,000 to $250,000.
The table below details our Secured Financing Facilities activities during the three months ended March 31, 2026:

Carrying Value
Balance at December 31, 2025	$487,657
Borrowings	31,725
Repayments	(52,531)
Deferred fees	(1,422)
Amortization of deferred fees	388
Balance at March 31, 2026	$465,817
As of March 31, 2026, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 5.84% per annum, excluding associated fees and expenses. As of March 31, 2026 and April 24, 2026, we had a $467,469 and $463,157, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of March 31, 2026, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025:

	Three Months Ended
	March 31, 2026	December 31, 2025	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$14,839	$14,217	$622	4.4%
Less: interest and related expenses	(7,182)	(7,526)	344	4.6%
Income from loan investments, net	7,657	6,691	966	14.4%
Revenue from real estate owned	682	613	69	11.3%
Total revenue	8,339	7,304	1,035	14.2%
OTHER EXPENSES:
Base management fees	1,305	1,129	176	15.6%
Incentive fees	—	41	(41)	(100.0%)
General and administrative expenses	886	799	87	10.9%
Reimbursement of shared services expenses	574	582	(8)	(1.4%)
Provision for (reversal of) credit losses	603	(593)	1,196	201.7%
Expenses from real estate owned	580	544	36	6.6%
Total other expenses	3,948	2,502	1,446	57.8%
Income before income taxes	4,391	4,802	(411)	(8.6%)
Income tax expense	(6)	(8)	2	25.0%
Net income	$4,385	$4,794	$(409)	(8.5%)

Weighted average common shares outstanding - basic and diluted	22,398	16,578	5,820	35.1%

Net income per common share - basic and diluted	$0.19	$0.29	$(0.10)	(34.5%)

Interest and related income. The increase in interest and related income was primarily due to a higher weighted average principal balance due to loan origination activity during the three months ended March 31, 2026 as compared to the three months ended December 31, 2025, offset by declines in the SOFR index rate. The weighted average principal balance of our loan investments was approximately $712,000 for the three months ended March 31, 2026 compared to approximately $656,000 for the three months ended December 31, 2025. The weighted average coupon rate was approximately 7.33% during the three months ended March 31, 2026 compared to approximately 7.60% during the three months ended December 31, 2025.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of a lower weighted average SOFR index rate during the three months ended March 31, 2026 as compared to the three months ended December 31, 2025 and the repayment of $40,931 under our Secured Financing Facilities related to our investment loan secured by a multifamily property in Olmsted Falls, OH in January 2026, partially offset by increased borrowings under our Secured Financing Facilities related to loan origination activity. The weighted average coupon rate was approximately 5.86% during the three months ended March 31, 2026 compared to approximately 6.08% during the three months ended December 31, 2025.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in revenue from real estate owned was primarily due to higher operating expense reimbursements during the three months ended March 31, 2026 as compared to the three months ended December 31, 2025.

Base management fees. We recognize base management fees payable to Tremont in accordance with our management agreement. The increase in base management fees was due to higher “equity” as defined in our management agreement.
Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The decrease in management incentive fees was due to higher “equity” and lower “core earnings”, each as defined in our management agreement, for the 12 month period ended March 31, 2026.
General and administrative expenses. The increase in general and administrative expenses was primarily due to higher legal costs during the three months ended March 31, 2026 as compared to the three months ended December 31, 2025.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR.
Provision for (reversal of) credit losses. The provision for credit losses represents the change in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the three months ended March 31, 2026 reflects an increased loan investment balance as of March 31, 2026 and increased allowances for certain of our office loans, partially offset by loans nearing maturity.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in expenses from real estate owned was primarily due to higher utility expenses during the three months ended March 31, 2026 as compared to the three months ended December 31, 2025.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income and net income per common share - basic and diluted. The decrease in net income was due to the changes noted above. Additionally, net income per common share - basic and diluted includes the effect of the issuance of 7,532,861 common shares through the Rights Offering in December 2025.
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

The table below calculates our book value per common share and Adjusted Book Value per common share, which is a non-GAAP financial measure:

	March 31, 2026	December 31, 2025
Shareholders' equity	$326,982	$328,651
Allowance for credit losses (1)	9,714	9,111
Adjusted Book Value	$336,696	$337,762

Total outstanding common shares	22,596	22,584
Book value per common share	$14.47	$14.55
Adjusted Book Value per common share	$14.90	$14.96
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

The table below demonstrates how we calculate Distributable Earnings and Distributable Earnings per common share, which are non-GAAP financial measures, and provides a reconciliation of these non-GAAP financial measures to net income:

	Three Months Ended
	March 31, 2026	December 31, 2025
Net income	$4,385	$4,794
Non-cash equity compensation expense	207	216
Non-cash accretion of purchase discount	(145)	(37)
Provision for (reversal of) credit losses	603	(593)
Depreciation and amortization of real estate owned	253	247
Distributable Earnings	$5,303	$4,627

Weighted average common shares outstanding - basic and diluted	22,398	16,578

Net income per common share - basic and diluted	$0.19	$0.29
Distributable Earnings per common share - basic and diluted	$0.24	$0.28
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share data)
Liquidity is a measure of our ability to meet cash requirements, including ongoing commitments to fund our lending commitments, repay or meet margin calls resulting from our borrowings, if any, fund and maintain our assets and operations, make distributions to our shareholders and fund other business operating requirements. Our sources of cash flows include cash on hand, payments of principal, interest and fees we receive on our investments, other cash we may generate from our business and operations, any unused borrowing capacity, including under our Secured Financing Facilities or other repurchase agreements or financing arrangements we may obtain, which may also include bank loans or public or private issuances of debt or equity securities, and proceeds from any sale of real estate owned. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay our debt service obligations owed and make any distributions to our shareholders for the next 12 months and for the foreseeable future. For further information regarding the risks associated with our loan portfolio, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 and elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" of our 2025 Annual Report.
Pursuant to the terms of the agreements governing our Master Repurchase Facilities, or our Master Repurchase Agreements, with Citibank, UBS and Wells Fargo, we may sell to, and later repurchase from, Citibank, UBS and Wells Fargo, the purchased assets related to the applicable facility. The initial purchase price paid by Citibank of each purchased asset is up to 75% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to Citibank's approval. The initial purchase price paid by UBS of each purchased asset is up to 80% of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, subject to UBS's approval. The initial purchase price paid by Wells Fargo for each purchased asset is up to 75% or 80%, depending on the property type of the purchased asset’s real estate collateral, of the lesser of the market value of the purchased asset or the unpaid principal balance of such purchased asset, and subject to Wells Fargo’s approval. Upon the repurchase of a purchased asset, we are required to pay Citibank, UBS or Wells Fargo, as applicable, the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of Citibank, UBS or Wells Fargo, as applicable, relating to such purchased asset.
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
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents at beginning of period	$123,471	$70,750
Net cash provided by (used in):
Operating activities	5,022	3,686
Investing activities	(43,633)	(49,901)
Financing activities	(28,254)	17,102
Cash and cash equivalents at end of period	$56,606	$41,637
The increase in cash provided by operating activities for the 2026 period compared to the 2025 period was primarily due to higher net interest income resulting from an increased loan portfolio size and favorable changes in working capital. The decrease in cash used in investing activities was primarily due to higher loan repayment activity, partially offset by higher loan origination activity during the 2026 period. The change in cash provided by financing activities to cash used in financing activities was primarily due to higher repayments on our Secured Financing Facilities in the 2026 period.
Distributions
During the three months ended March 31, 2026, we declared and paid regular quarterly distributions to our common shareholders totaling $6,327, or $0.28 per common share, using cash on hand.
On April 9, 2026, we declared a regular quarterly distribution of $0.28 per common share, or $6,327, to shareholders of record on April 21, 2026. We expect to pay this distribution to our common shareholders on or about May 14, 2026 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Rights Offering
In November 2025, we commenced the Rights Offering, pursuant to which we issued transferable rights to our shareholders of record as of November 10, 2025. The record date shareholders received one transferable right for each outstanding common share they owned on the record date, which entitled them to purchase one new common share for every two rights held. The Rights Offering was fully backstopped by Tremont. In December 2025, we completed the Rights Offering, in which 7,532,861 common shares were issued at $8.65 per share, generating net proceeds of $61,494, after offering costs. For further information regarding distributions, see Note 9 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2026 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$43,955	$7,595	$36,360	$—	$—
Principal payments on Secured Financing Facilities (2)	467,469	295,924	171,545	—	—
Interest payments on Secured Financing Facilities (3)	27,597	18,698	8,899	—	—
Lease related costs (4)	222	222	—	—	—
	$539,243	$322,439	$216,804	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of March 31, 2026 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to real estate owned.
Debt Covenants
Our principal debt obligations as of March 31, 2026 were the outstanding balances under our Secured Financing Facilities. Our Master Repurchase Agreements provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of March 31, 2026, we had a $382,437 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.

As of March 31, 2026, we had a $85,032 aggregate outstanding principal balance under the BMO Facility.
As of March 31, 2026, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
Related Person Transactions
We have relationships and historical and continuing transactions with Tremont, RMR, RMR Inc. and others related to them. For further information about these and other such relationships and related person transactions, see Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2025 Annual Report, our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2025 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR, Tremont or their respective subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2025 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2025.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The ability of our manager, Tremont, to make suitable investments for us, including through deployment of capital from our equity rights offering completed in December 2025, to monitor, service and administer our existing investments and to otherwise implement our investment strategy and successfully manage us;
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
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained in our filings with the SEC, including under the caption “Risk Factors” or incorporated therein, identifies other important factors that could cause differences from our forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended March 31, 2026.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 2026	814	$8.25	—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain former officers and employees of Tremont and/or RMR in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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
10.1
Amendment No. 3 to Master Repurchase Agreement, dated February 9, 2026, among UBS AG, RMTG Lender LLC and the Company. (Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.)

10.2
Second Amendment to Master Repurchase and Securities Contract, dated February 17, 2026, by and between Seven Hills WF Lender LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.)

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
Dated: April 28, 2026

By:	/s/ Matthew C. Brown
Matthew C. Brown Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: April 28, 2026