Form 10-Q
period 2026-06-30
Seven Hills Realty Trust
filed 2026-07-28
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of July 24, 2026: 22,656,606.

SEVEN HILLS REALTY TRUST
FORM 10-Q
June 30, 2026

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$69,975	$123,471
Loans held for investment	719,634	685,707
Allowance for credit losses	(14,404)	(8,799)
Loans held for investment, net	705,230	676,908
Real estate owned, net	10,792	10,986
Acquired real estate leases, net	2,526	2,772
Accrued interest receivable	3,131	3,186
Prepaid expenses and other assets, net	3,469	3,533
Total assets	$795,123	$820,856

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, accrued liabilities and other liabilities	$2,698	$3,305
Secured financing facilities, net	470,334	487,657
Due to related persons	1,418	1,243
Total liabilities	474,450	492,205

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 22,665,251 and 22,584,285 shares issued and outstanding, respectively	23	23
Additional paid in capital	304,349	303,191
Cumulative net income	108,432	104,914
Cumulative distributions	(92,131)	(79,477)
Total shareholders' equity	320,673	328,651
Total liabilities and shareholders' equity	$795,123	$820,856

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INCOME FROM INVESTMENTS:
Interest and related income	$14,678	$14,359	$29,517	$28,681
Less: interest and related expenses	(7,171)	(7,524)	(14,353)	(14,961)
Income from loan investments, net	7,507	6,835	15,164	13,720
Revenue from real estate owned	618	558	1,300	1,267
Total revenue	8,125	7,393	16,464	14,987
OTHER EXPENSES:
Base management fees	1,299	1,076	2,604	2,155
Incentive fees	91	229	91	247
General and administrative expenses	1,562	1,381	2,448	2,344
Reimbursement of shared services expenses	574	551	1,148	1,101
Provision for credit losses	4,923	912	5,526	759
Expenses from real estate owned	554	569	1,134	1,163
Total other expenses	9,003	4,718	12,951	7,769
Income before income taxes	(878)	2,675	3,513	7,218
Income tax benefit (expense)	11	3	5	(8)
Net (loss) income	$(867)	$2,678	$3,518	$7,210

Weighted average common shares outstanding - basic and diluted	22,419	14,785	22,408	14,771

Net (loss) income per common share - basic and diluted	$(0.04)	$0.18	$0.15	$0.48

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total

Balance at December 31, 2025	22,584	$23	$303,191	$104,914	$(79,477)	$328,651
Issuance of shares, net	13	—	73	—	—	73
Share grants	—	—	207	—	—	207
Share repurchases	(1)	—	(7)	—	—	(7)
Net income	—	—	—	4,385	—	4,385
Distributions	—	—	—	—	(6,327)	(6,327)
Balance at March 31, 2026	22,596	23	303,464	109,299	(85,804)	326,982
Share grants	70	—	891	—	—	891
Share repurchases	(1)	—	(6)	—	—	(6)
Net loss	—	—	—	(867)	—	(867)
Distributions	—	—	—	—	(6,327)	(6,327)
Balance at June 30, 2026	22,665	$23	$304,349	$108,432	$(92,131)	$320,673

Balance at December 31, 2024	14,903	$15	$240,425	$89,480	$(60,642)	$269,278
Share grants	5	—	356	—	—	356
Share repurchases	(1)	—	(5)	—	—	(5)
Net income	—	—	—	4,532	—	4,532
Distributions	—	—	—	—	(5,216)	(5,216)
Balance at March 31, 2025	14,907	15	240,776	94,012	(65,858)	268,945
Share grants	42	—	677	—	—	677
Share repurchases	(5)	—	(63)	—	—	(63)
Net income	—	—	—	2,678	—	2,678
Distributions	—	—	—	—	(5,217)	(5,217)
Balance at June 30, 2025	14,944	$15	$241,390	$96,690	$(71,075)	$267,020

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,518	$7,210
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(333)	—
Provision for credit losses	5,526	759
Amortization of loan origination and exit fees	(1,050)	(1,097)
Amortization of deferred financing costs	700	749
Deferred interest capitalized to loans held for investment	(350)	—
Straight line rental income	(13)	(31)
Depreciation and amortization	529	559
Share based compensation	1,098	1,033
Changes in operating assets and liabilities:
Accrued interest receivable	55	127
Prepaid expenses and other assets	147	72
Accounts payable, accrued liabilities and other liabilities	(493)	(339)
Due to related persons	175	(379)
Net cash provided by operating activities	9,509	8,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(128,443)	(85,991)
Additional funding of loans held for investment	(5,425)	(5,358)
Repayment of loans held for investment	101,674	71,044
Real estate owned improvements	(121)	(116)
Net cash used in investing activities	(32,315)	(20,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	56,412	54,304
Repayments under secured financing facilities	(72,943)	(56,711)
Payments of deferred financing costs	(1,492)	(133)
Repurchase of common shares	(13)	(68)
Distributions	(12,654)	(10,433)
Net cash used in financing activities	(30,690)	(13,041)

Decrease in cash and cash equivalents	(53,496)	(24,799)
Cash and cash equivalents at beginning of period	123,471	70,750
Cash and cash equivalents at end of period	$69,975	$45,951

SUPPLEMENTAL DISCLOSURES:
Interest paid	$13,864	$14,244
Income taxes paid (refunded)	$9	$(5)

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
The table below provides overall statistics for our loan portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Number of loans	27	24
Total loan commitments	$765,343	$724,458
Unfunded loan commitments (1)	$43,018	$36,873
Principal balance	$722,325	$687,585
Carrying value	$705,230	$676,908
Weighted average coupon rate	7.29%	7.52%
Weighted average all in yield (2)	7.69%	7.92%
Weighted average floor	2.96%	2.81%
Weighted average maximum maturity (years) (3)	2.9	2.6
Weighted average risk rating	2.9	2.8
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the three months ended June 30, 2026 and 2025:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at March 31, 2026	$732,003	$(1,907)	$730,096
Additional funding	3,244	—	3,244
Deferred interest capitalized to loans held for investment	213	—	213
Originations	71,940	(877)	71,063
Repayments	(85,075)	(599)	(85,674)
Net amortization of deferred fees	—	504	504
Purchase discount accretion	—	188	188
Balance at June 30, 2026	$722,325	$(2,691)	$719,634

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at March 31, 2025	$661,389	$(1,152)	$660,237
Additional funding	1,285	—	1,285
Originations	40,800	(544)	40,256
Repayments	(70,648)	(396)	(71,044)
Net amortization of deferred fees	—	584	584
Balance at June 30, 2025	$632,826	$(1,508)	$631,318

The tables below represent our loan activities during the six months ended June 30, 2026 and 2025.

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2025	$687,585	$(1,878)	$685,707
Additional funding	5,425	—	5,425
Deferred interest capitalized to loans held for investment	350	—	350
Originations	130,040	(1,597)	128,443
Repayments	(101,075)	(599)	(101,674)
Net amortization of deferred fees	—	1,050	1,050
Purchase discount accretion	—	333	333
Balance at June 30, 2026	$722,325	$(2,691)	$719,634

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2024	$610,811	$(895)	$609,916
Additional funding	5,358	—	5,358
Originations	87,305	(1,314)	85,991
Repayments	(70,648)	(396)	(71,044)
Net amortization of deferred fees	—	1,097	1,097
Balance at June 30, 2025	$632,826	$(1,508)	$631,318

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Office	5	$139,755	19%	6	$165,745	24%
Student Housing	4	119,596	17%	4	115,575	17%
Hotel	4	119,125	17%	4	121,393	18%
Industrial	4	113,500	16%	4	112,792	16%
Multifamily	3	67,115	9%	3	87,920	13%
Self Storage	3	64,264	9%	2	47,990	7%
Other	2	49,418	7%	1	34,292	5%
Medical Office	2	46,861	6%	—	—	—%
	27	$719,634	100%	24	$685,707	100%

	June 30, 2026			December 31, 2025
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	10	$288,841	40%	8	$222,512	32%
East	8	238,990	33%	7	223,240	33%
West	8	168,181	24%	6	134,741	20%
Midwest	1	23,622	3%	3	105,214	15%
	27	$719,634	100%	24	$685,707	100%
Credit Quality Information and Allowance for Credit Losses
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2025 Annual Report for more information regarding our loan risk ratings.
As of June 30, 2026 and December 31, 2025, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

June 30, 2026
Risk Rating	Number of Loans	Percentage of Portfolio	2026	2025	2024	2023	2022	Prior	Total
1	2	10%	$—	$—	$41,779	$28,994	$—	$—	$70,773
2	2	9%	—	63,506	—	—	—	—	63,506
3	18	59%	129,090	89,243	136,396	25,219	20,446	23,622	424,016
4	5	22%	—	—	—	—	45,206	116,133	161,339
5	—	—%	—	—	—	—	—	—	—
	27	100%	$129,090	$152,749	$178,175	$54,213	$65,652	$139,755	$719,634

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
Allowance for credit losses
We measure our allowance for credit losses using the current expected credit loss, or CECL, model, which is based upon historical experience, current conditions and reasonable and supportable forecasts incorporating forward-looking information that affects the collectability of the reported amount.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent the changes to the allowance for credit losses during the three months ended June 30, 2026 and 2025.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at March 31, 2026	$9,495	$219	$9,714
Provision for credit losses	4,909	14	4,923
Balance at June 30, 2026	$14,404	$233	$14,637

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at March 31, 2025	$7,648	$1,107	$8,755
Provision for (reversal of) credit losses	1,727	(815)	912
Balance at June 30, 2025	$9,375	$292	$9,667
The tables below represent the changes to the allowance for credit losses during the six months ended June 30, 2026 and 2025.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2025	$8,799	$312	$9,111
Provision for (reversal of) credit losses	5,605	(79)	5,526
Balance at June 30, 2026	$14,404	$233	$14,637

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2024	$8,074	$834	$8,908
Provision for (reversal of) credit losses	1,301	(542)	759
Balance at June 30, 2025	$9,375	$292	$9,667
The increase in the allowance for credit losses during the three months ended June 30, 2026 is primarily due to increased allowances for certain of our “4” rated office loans with near-term maturities, and primarily reflects lower estimated collateral values for these loans within the office sector.
We may enter into loan modifications that include, among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Loan modifications are evaluated to determine whether a modification results in a new loan or a continuation of an existing loan under ASC 310.
In July 2026, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the maturity date was extended by two years to July 1, 2028. As of June 30, 2026, this loan had an amortized cost of $26,637 and a risk rating of 4.
We did not have any outstanding past due loans or nonaccrual loans as of June 30, 2026 or December 31, 2025. As of June 30, 2026 and July 24, 2026, all of our borrowers had paid their debt service obligations owed and due to us. See our 2025 Annual Report for more information regarding our nonaccrual policy.
As of June 30, 2026, we had unfunded loan commitments of $43,018 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.3 years as of June 30, 2026.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 4. Real Estate Owned
Real estate owned is property acquired in full or partial settlement of loan obligations, generally through foreclosure or by deed in lieu of foreclosure. In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
Land, building and improvements	$11,989	$11,955
Less: accumulated depreciation	(1,197)	(969)
Real estate owned, net	10,792	10,986
Acquired real estate leases, net	2,526	2,772
Prepaid expenses and other assets, net (1)	1,997	1,973
Total assets	$15,315	$15,731

Accounts payable, accrued liabilities and other liabilities	$482	$515
Total liabilities	$482	$515
(1)Includes $1,224 and $1,211 of straight line rent receivables as of June 30, 2026 and December 31, 2025, respectively.

Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. Revenue from real estate owned includes adjustments to record revenue on a straight line basis of $(1) and $13 for the three and six months ended June 30, 2026, respectively, and $15 and $31 for the three and six months ended June 30, 2025, respectively. Expenses from real estate owned represents costs to operate the property and depreciation and amortization expense.
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
Note 5. Secured Financing Agreements
As of June 30, 2026, we had secured financing facilities governed by master repurchase agreements with Wells Fargo, National Association, or Wells Fargo, Citibank, N.A., or Citibank, and UBS AG, or UBS; and a facility loan program with BMO Harris Bank N.A., or BMO. We refer to the Wells Fargo, Citibank and UBS facilities as our Master Repurchase Facilities and the BMO facility as our BMO Facility. Collectively, we refer to our Master Repurchase Facilities and the BMO Facility as our Secured Financing Facilities. See our 2025 Annual Report for more information regarding our Secured Financing Facilities.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The table below summarizes our Secured Financing Facilities as of June 30, 2026 and December 31, 2025:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
June 30, 2026:
UBS Master Repurchase Facility	$250,000	$134,692	$134,174	6.22%	0.9	2/18/2028	$195,585
Wells Fargo Master Repurchase Facility	250,000	116,305	115,731	5.43%	1.5	3/13/2028	155,465
Citibank Master Repurchase Facility	215,000	135,715	135,613	5.71%	0.2	9/27/2026	200,410
BMO Facility	150,000	85,032	84,816	5.64%	1.0	Various	114,925
Total/weighted average	$865,000	$471,744	$470,334	5.78%	0.9		$666,385

December 31, 2025:
UBS Master Repurchase Facility	$250,000	$194,948	$194,887	6.19%	0.1	2/18/2026	$278,594
Citibank Master Repurchase Facility	215,000	135,715	135,426	5.84%	0.7	9/27/2026	199,838
BMO Facility	150,000	64,632	64,442	5.81%	0.9	Various	88,684
Wells Fargo Master Repurchase Facility	125,000	92,980	92,902	5.54%	0.2	3/11/2026	120,469
Total/weighted average	$740,000	$488,275	$487,657	5.92%	0.4		$687,585
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
As of June 30, 2026, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.
As of June 30, 2026, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2026	$249,112
2027	90,887
2028	111,345
2029	20,400
2030 and thereafter	—
$471,744
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6. Fair Value Measurements
We determine the estimated fair value of financial assets and liabilities using the three-tier value hierarchy established by GAAP. As of June 30, 2026, the carrying values of cash and cash equivalents, accrued interest receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.
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
The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$705,230	$706,566	$676,908	$682,999
Financial liabilities
Secured Financing Facilities	$470,334	$472,150	$487,657	$487,637
There were no transfers of financial assets or liabilities within the fair value hierarchy during the six months ended June 30, 2026.
Note 7. Shareholders' Equity
Rights Offering
In November 2025, we commenced a transferable rights offering, or the Rights Offering, pursuant to which we issued transferable rights to our shareholders of record as of November 10, 2025. The record date shareholders received one transferable right for each outstanding common share they owned on the record date, which entitled them to purchase one new common share for every two rights held. The Rights Offering was fully backstopped by Tremont Realty Capital, or Tremont. In December 2025, we completed the Rights Offering, in which 7,532,861 common shares were issued at $8.65 per share, generating net proceeds of $61,494, after offering costs. See Note 9 for further information regarding the Rights Offering.
Common Share Awards
On June 9, 2026, in accordance with our Trustee compensation arrangements, we awarded each of our seven Trustees 9,976 of our common shares valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day. The aggregate value of common shares awarded was $595.
Common Share Purchases
During the six months ended June 30, 2026, we purchased 1,472 of our common shares from certain former officers and employees of Tremont, and the RMR Group LLC, or RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased was $13.
Distributions
For the six months ended June 30, 2026, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 26, 2026	February 19, 2026	$0.28	$6,327
April 21, 2026	May 14, 2026	0.28	6,327
		$0.56	$12,654

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

On July 9, 2026, we declared a quarterly distribution of $0.28 per common share, or $6,346, to shareholders of record on July 20, 2026. We expect to pay this distribution on or about August 13, 2026, using cash on hand.
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
Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. As of June 30, 2026, Tremont owned 4,577,835 of our common shares, or 20.2% of our outstanding common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 5,095,308 of our common shares, or 22.5% of our outstanding common shares.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $18 and $38 for the three and six months ended June 30, 2026, respectively, and $16 and $37 for the three and six months ended June 30, 2025, respectively, related to real estate owned.
Purchase of Mortgage Loans. On November 10, 2025, we purchased from RMR two floating rate first mortgage loans that were originated in 2024 and secured by hotel and industrial properties in Revere, MA and Wayne, PA, respectively, for an aggregate purchase price of $61,733, which represented the outstanding principal balance of the loans at the time of acquisition.
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
Note 11. Weighted Average Common Shares
We calculate net (loss) income per common share - basic using the two class method. We calculate net (loss) income per common share - diluted using the more dilutive of the two class or treasury stock method. Unvested share awards are considered participating securities and the related impact on earnings is considered when calculating net (loss) income per common share - basic and net (loss) income per common share - diluted.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The calculation of net (loss) income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerators:
Net (loss) income	$(867)	$2,678	$3,518	$7,210
Net income attributable to unvested share awards	(55)	(50)	(110)	(101)
Net (loss) income used in calculating net income per common share - basic and diluted	$(922)	$2,628	$3,408	$7,109

Denominators:
Weighted average common shares outstanding - basic and diluted	22,419	14,785	22,408	14,771

Net (loss) income per common share - basic and diluted	$(0.04)	$0.18	$0.15	$0.48
Note 12. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: originating and investing in floating rate first mortgage loans secured by CRE properties. The Chief Operating Decision Maker, or CODM, is our President and Chief Investment Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net (loss) income as shown in our condensed consolidated statements of operations. Our significant expense categories are included in our condensed consolidated statements of operations. The measure of segment assets is reported as total assets in our condensed consolidated balance sheets.

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
Market Conditions. The first quarter of 2026 reflected a continuation of the stabilization trends that emerged in the second half of 2025, supported by improving underlying property fundamentals along with relative interest rate stability allowing for greater confidence in underwriting assumptions going forward.
During the second quarter of 2026, CRE capital markets continued to improve, however ongoing geopolitical uncertainty and renewed inflationary pressures are causing considerable volatility in U.S. Treasury yields. These conditions are again weighing on market participants’ buy, sell or refinance decision making process.

To that end, CRE financing activity remains robust, but market activity is more heavily weighted toward refinancings with lower than usual acquisition financing volume. However, an abundance of upcoming loan maturities coupled with many lenders’ decreased tolerance for loan extensions may lead to higher transaction volume in the second half of 2026.
The relative value of CRE debt investments compared to alternative fixed income, corporate credit and private credit investments continues to attract capital from banks, securitized lenders, life insurance companies, private debt funds and mortgage REITs. Increased competition among lenders has contributed to tighter credit spreads, more flexible loan terms and lower all-in borrowing costs for high-quality, well-structured CRE debt investments, although lender appetite remains differentiated by property type, market, sponsorship and leverage profile. Overall, borrowers are the beneficiaries of this competition among lenders.
The outlook for U.S. monetary policy remains uncertain. The Federal Open Market Committee held rates steady during the quarter, however, updated projections indicate increased concern regarding persistent inflation and the potential need for policy tightening. As a result, the timing and direction of future interest rate decisions will depend on incoming inflation data, labor market conditions, energy prices and the broader economic impact of geopolitical developments. While CRE capital markets remain relatively well positioned, transaction volume, valuation trends and borrowing costs may remain subject to volatility if inflation proves persistent, geopolitical risks intensify or interest rates remain elevated for longer than currently expected.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage up to 80% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.25% to 4.34% with a weighted average floor of 2.96%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of June 30, 2026, SOFR was 3.65%, and as a result, six of our loan investments had an active interest rate floor.
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

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Number of loans	27	24
Total loan commitments	$765,343	$724,458
Unfunded loan commitments (1)	$43,018	$36,873
Principal balance	$722,325	$687,585
Carrying value	$705,230	$676,908
Weighted average coupon rate	7.29%	7.52%
Weighted average all in yield (2)	7.69%	7.92%
Weighted average floor	2.96%	2.81%
Weighted average maximum maturity (years) (3)	2.9	2.6
Weighted average risk rating	2.9	2.8
Weighted average LTV (4)	67%	66%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of June 30, 2026:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Passaic, NJ	Industrial	09/08/2022	$47,000	$45,260	S + 3.85%	S + 4.42%	09/08/2027	69%	4
2	Dallas, TX	Office	08/25/2021	46,811	44,217	S + 3.25%	S + 3.27%	08/25/2026	72%	4
3	Boston, MA	Hotel	12/16/2024	45,000	39,800	S + 3.95%	S + 4.39%	12/16/2029	49%	3
4	Oxford, MS	Student Housing	11/26/2024	42,000	42,000	S + 2.95%	S + 3.35%	11/26/2029	75%	1
5	College Park, MD	Student Housing	11/12/2025	37,320	30,675	S + 2.95%	S + 3.42%	11/12/2030	43%	3
6	Roswell, GA	Multifamily	05/29/2026	36,310	34,440	S + 3.35%	S + 4.16%	05/29/2031	79%	3
7	New York, NY	Mixed Use	09/05/2025	34,500	34,500	S + 3.20%	S + 4.02%	09/05/2030	70%	2
8	Revere, MA	Hotel	07/01/2024	33,000	33,000	S + 3.95%	S + 4.27%	07/01/2029	73%	3
9	San Marcos, TX	Student Housing	01/14/2025	31,200	29,270	S + 3.25%	S + 3.66%	01/14/2030	62%	2
10	Atlanta, GA	Medical Office	02/05/2026	30,500	25,888	S + 3.95%	S + 4.41%	02/05/2031	66%	3
11	Anaheim, CA	Hotel	11/29/2023	29,000	29,000	S + 4.00%	S + 4.05%	11/29/2028	55%	1
12	San Antonio, TX	Industrial	06/13/2025	28,000	22,800	S + 3.40%	S + 3.88%	06/13/2030	62%	3
13	Plano, TX (4)	Office	07/01/2021	27,385	26,569	S + 3.75%	S + 3.76%	07/01/2026	78%	4
14	Wayne, PA	Industrial	07/18/2024	27,000	25,252	S + 4.25%	S + 4.72%	07/18/2029	62%	3
15	Fayetteville, GA	Self Storage	10/06/2023	25,250	25,250	S + 3.35%	S + 3.73%	10/06/2028	55%	3
16	Carlsbad, CA	Office	10/27/2021	24,750	24,464	S + 3.25%	S + 3.26%	10/27/2026	78%	4
17	Los Angeles, CA	Self Storage	06/28/2024	23,800	23,307	S + 3.40%	S + 3.81%	06/28/2029	58%	3
18	Downers Grove, IL	Office	12/09/2021	23,530	23,530	S + 4.25%	S + 4.51%	12/09/2026	72%	3
19	Sugar Land, TX	Medical Office	06/05/2026	22,650	21,500	S + 3.60%	S + 4.21%	06/05/2031	60%	3
20	Fontana, CA	Industrial	11/18/2022	22,080	20,470	S + 3.75%	S + 4.03%	11/18/2027	72%	3
21	Bellevue, WA	Office	11/05/2021	21,000	20,817	S + 2.85%	S + 2.85%	04/07/2029	68%	4
22	Palm Desert, CA	Retail	02/25/2026	19,500	15,190	S + 3.60%	S + 4.12%	02/25/2031	72%	3
23	Waco, TX	Student Housing	03/06/2025	18,500	18,500	S + 3.35%	S + 3.75%	03/06/2030	73%	3
24	Boise, ID	Multifamily	06/26/2025	18,000	18,000	S + 3.50%	S + 4.28%	06/26/2030	79%	3
25	Newport News, VA	Multifamily	04/25/2024	17,757	15,126	S + 3.15%	S + 3.85%	04/25/2029	71%	3
26	Scottsdale, AZ	Hotel	03/06/2026	17,500	17,500	S + 3.85%	S + 4.44%	03/06/2031	63%	3
27	Philadelphia, PA	Self Storage	05/07/2026	16,000	16,000	S + 4.00%	S + 4.41%	05/07/2031	70%	3
	Total/weighted average			$765,343	$722,325	S + 3.54%	S + 3.94%		67%	2.9
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
(4)In July 2026, the maturity date of this loan was extended by two years to July 1, 2028.

As of June 30, 2026, we had $765,343 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 27 first mortgage loans. As of June 30, 2026, we had five loans representing approximately 22% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk”.
In July 2026, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the maturity date was extended by two years to July 1, 2028. As of June 30, 2026, this loan had an amortized cost of $26,637 and a risk rating of 4.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding the execution of their business plans for the underlying collateral, among other things.

As of June 30, 2026 and July 24, 2026, all of our borrowers had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of June 30, 2026. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, interest rate fluctuations, supply chain issues or a prolonged economic slowdown or recession, any of which could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2025 Annual Report.
Financing Activities
The table below is an overview of our Secured Financing Facilities as of June 30, 2026:

Facility	Maturity Date	Principal Balance	Carrying Value	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
UBS Master Repurchase Facility	02/18/2028	$134,692	$134,174	$115,308	$250,000	$195,585
Wells Fargo Master Repurchase Facility	03/13/2028	116,305	115,731	133,695	250,000	155,465
Citibank Master Repurchase Facility	09/27/2026	135,715	135,613	79,285	215,000	200,410
BMO Facility	Various	85,032	84,816	64,968	150,000	114,925
Total		$471,744	$470,334	$393,256	$865,000	$666,385
In February 2026, we amended our master repurchase agreement with UBS to extend the stated maturity date to February 18, 2028.
In February 2026, we amended our master repurchase agreement with Wells Fargo and made certain changes to the agreement, including extending the stated maturity date to March 13, 2028 and increasing the maximum facility size by $125,000 to $250,000.
The table below details our Secured Financing Facilities activities during the three months ended June 30, 2026:

Carrying Value
Balance at March 31, 2026	$465,817
Borrowings	24,687
Repayments	(20,412)
Deferred fees	(70)
Amortization of deferred fees	312
Balance at June 30, 2026	$470,334
The table below details our Secured Financing Facilities activities during the six months ended June 30, 2026:

Carrying Value
Balance at December 31, 2025	$487,657
Borrowings	56,412
Repayments	(72,943)
Deferred fees	(1,492)
Amortization of deferred fees	700
Balance at June 30, 2026	$470,334

As of June 30, 2026, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 5.78% per annum, excluding associated fees and expenses. As of June 30, 2026 and July 24, 2026, we had a $471,744 and $488,944, respectively, aggregate outstanding principal balance under our Secured Financing Facilities.
As of June 30, 2026, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026:

	Three Months Ended
	June 30, 2026	March 31, 2026	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$14,678	$14,839	$(161)	(1.1%)
Less: interest and related expenses	(7,171)	(7,182)	11	0.2%
Income from loan investments, net	7,507	7,657	(150)	(2.0%)
Revenue from real estate owned	618	682	(64)	(9.4%)
Total revenue	8,125	8,339	(214)	(2.6%)
OTHER EXPENSES:
Base management fees	1,299	1,305	(6)	(0.5%)
Incentive fees	91	—	91	n/m
General and administrative expenses	1,562	886	676	76.3%
Reimbursement of shared services expenses	574	574	—	—%
Provision for credit losses	4,923	603	4,320	716.4%
Expenses from real estate owned	554	580	(26)	(4.5%)
Total other expenses	9,003	3,948	5,055	128.0%
Income before income taxes	(878)	4,391	(5,269)	(120.0%)
Income tax benefit (expense)	11	(6)	17	283.3%
Net (loss) income	$(867)	$4,385	$(5,252)	(119.8%)

Weighted average common shares outstanding - basic and diluted	22,419	22,398	21	0.1%

Net (loss) income per common share - basic and diluted	$(0.04)	$0.19	$(0.23)	(121.1%)

Interest and related income. The decrease in interest and related income was primarily due to a lower weighted average principal balance due to loan repayment activity during the three months ended June 30, 2026. The weighted average principal balance of our loan investments was approximately $699,000 for the three months ended June 30, 2026 compared to approximately $712,000 for the three months ended March 31, 2026. The weighted average coupon rate was approximately 7.25% during the three months ended June 30, 2026 compared to approximately 7.33% during the three months ended March 31, 2026.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of lower weighted average coupon rates, partially offset by a higher weighted average principal balance during the three months ended June 30, 2026. The weighted average coupon rate was approximately 5.81% during the three months ended June 30, 2026 compared to approximately 5.86% during the three months ended March 31, 2026. The weighted average principal balance of our repurchase loans was approximately $468,000 for the three months ended June 30, 2026 compared to approximately $462,000 for the three months ended March 31, 2026.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in revenue from real estate owned was primarily due to lower operating expense reimbursements during the three months ended June 30, 2026 as compared to the three months ended March 31, 2026.
Base management fees. We recognize base management fees payable to Tremont in accordance with our management agreement. The decrease in base management fees was due to lower “equity” as defined in our management agreement.
Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The increase in management incentive fees was due to the incentive fee for the 12 month period ended June 30, 2026 exceeding the fee paid for the previous three calendar quarters by a higher margin, as compared to the fee for the 12 month period ended March 31, 2026.
General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based compensation resulting from shares awarded to our Trustees during the three months ended June 30, 2026.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR.
Provision for credit losses. The provision for credit losses represents the change in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the three months ended June 30, 2026 is primarily due to increased allowances for certain of our “4” rated office loans with near-term maturities, and primarily reflects lower estimated collateral values for these loans within the office sector.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in expenses from real estate owned was primarily due to lower utility expenses during the three months ended June 30, 2026 as compared to the three months ended March 31, 2026.
Income tax benefit (expense). Income tax benefit (expense) represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net (loss) income and net (loss) income per common share - basic and diluted. The decrease in net (loss) income during the three months ended June 30, 2026 as compared to the three months ended March 31, 2026 was due to the changes noted above.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$29,517	$28,681	$836	2.9%
Less: interest and related expenses	(14,353)	(14,961)	608	4.1%
Income from loan investments, net	15,164	13,720	1,444	10.5%
Revenue from real estate owned	1,300	1,267	33	2.6%
Total revenue	16,464	14,987	1,477	9.9%
OTHER EXPENSES:
Base management fees	2,604	2,155	449	20.8%
Incentive fees	91	247	(156)	(63.2%)
General and administrative expenses	2,448	2,344	104	4.4%
Reimbursement of shared services expenses	1,148	1,101	47	4.3%
Provision for credit losses	5,526	759	4,767	628.1%
Expenses from real estate owned	1,134	1,163	(29)	(2.5%)
Total other expenses	12,951	7,769	5,182	66.7%
Income before income taxes	3,513	7,218	(3,705)	(51.3%)
Income tax benefit (expense)	5	(8)	13	162.5%
Net income	$3,518	$7,210	$(3,692)	(51.2%)

Weighted average common shares outstanding - basic and diluted	22,408	14,771	7,637	51.7%

Net income per common share - basic and diluted	$0.15	$0.48	$(0.33)	(68.8%)
Interest and related income. The increase in interest and related income was primarily due to a higher weighted average principal balance resulting from loan origination activity during the six months ended June 30, 2026, partially offset by declines in the SOFR index rate. The weighted average principal balance of our loan investments was approximately $705,000 for the six months ended June 30, 2026 compared to approximately $642,000 for the six months ended June 30, 2025. The weighted average coupon rate was approximately 7.31% during the six months ended June 30, 2026 compared to approximately 8.03% during the six months ended June 30, 2025.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of declines in the SOFR index rate, offset by a higher weighted average principal balance during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The weighted average coupon rate was approximately 5.80% during the six months ended June 30, 2026 compared to approximately 6.51% during the six months ended June 30, 2025. The weighted average principal balance of our repurchase loans was approximately $465,000 for the six months ended June 30, 2026 compared to approximately $432,000 for the six months ended June 30, 2025.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in revenue from real estate owned was primarily due to higher operating expense reimbursements and higher rental rates from lease renewal activity during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Base management fees. We recognize base management fees payable to Tremont in accordance with our management agreement. The increase in base management fees was due to higher “equity” as defined in our management agreement.

Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The decrease in management incentive fees was due to higher “equity” and lower “core earnings”, each as defined in our management agreement, for the 12 month period ended June 30, 2026.
General and administrative expenses. The increase in general and administrative expenses was primarily due to an increase in share based compensation to our trustees during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR.
Provision for credit losses. The provision for credit losses represents the change in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the six months ended June 30, 2026 is primarily due to increased allowances for certain of our “4” rated office loans with near-term maturities, and primarily reflects lower estimated collateral values for these loans within the office sector.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in expenses from real estate owned was primarily due to lease related assets becoming fully amortized resulting in lower amortization expense during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
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
Non-GAAP Financial Measures
We present Adjusted Book Value, Adjusted Book Value per common share, Distributable Earnings and Distributable Earnings per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent book value, book value per common share, net (loss) income, net (loss) income per common share or cash generated from operating activities and should not be considered as alternatives to book value, book value per common share, net (loss) income or net (loss) income per common share determined in accordance with GAAP or as an indication of our cash flows from operations determined in accordance with GAAP, a measure of our capital adequacy, liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental capital adequacy or performance measures; therefore, our reported Adjusted Book Value, Adjusted Book Value per common share, Distributable Earnings, and Distributable Earnings per common share may not be comparable to adjusted book value, adjusted book value per common share, distributable earnings and distributable earnings per common share as reported by other companies.
Adjusted Book Value per Common Share
We believe that Adjusted Book Value and Adjusted Book Value per common share are meaningful measures of our capital adequacy because they exclude the impact of certain non-cash estimates or adjustments, including our allowance for credit losses for our loan portfolio and unfunded loan commitments.

The table below calculates our book value per common share and Adjusted Book Value per common share, which is a non-GAAP financial measure:

	June 30, 2026	December 31, 2025
Shareholders' equity	$320,673	$328,651
Allowance for credit losses (1)	14,637	9,111
Adjusted Book Value	$335,310	$337,762

Total outstanding common shares	22,665	22,584
Book value per common share	$14.15	$14.55
Adjusted Book Value per common share	$14.79	$14.96
(1)Amounts include our allowance for credit losses for our loan portfolio and our unfunded commitments. The allowance for credit losses for our unfunded commitments is included in accounts payable, accrued liabilities and other liabilities in our consolidated balance sheets.
Distributable Earnings
In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings and Distributable Earnings per common share may be useful indicators of distributions to our shareholders and are measures that are considered by our Board of Trustees when determining the amount of distributions. We believe that Distributable Earnings and Distributable Earnings per common share provide meaningful information to consider in addition to net (loss) income, net (loss) income per common share and cash flows from operating activities determined in accordance with GAAP. These measures help us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings, excluding incentive fees, is used in determining the amount of base management and management incentive fees payable by us to Tremont under our management agreement.
We calculate Distributable Earnings and Distributable Earnings per common share as net (loss) income and net (loss) income per common share, respectively, computed in accordance with GAAP, including realized losses not otherwise included in net (loss) income determined in accordance with GAAP, and excluding: (a) depreciation and amortization of real estate owned and related intangible assets, if any; (b) non-cash equity compensation expense; (c) unrealized gains, losses and other similar non-cash items that are included in net (loss) income for the period of the calculation (regardless of whether such items are included in or deducted from net (loss) income or in other comprehensive income under GAAP), if any; and (d) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but may also be when, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received or expected to be received and the carrying value of the loan.

The table below demonstrates how we calculate Distributable Earnings and Distributable Earnings per common share, which are non-GAAP financial measures, and provides a reconciliation of these non-GAAP financial measures to net (loss) income:

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net (loss) income	$(867)	$4,385	$3,518	$7,210
Non-cash equity compensation expense	891	207	1,098	1,033
Non-cash accretion of purchase discount	(188)	(145)	(333)	—
Provision for credit losses	4,923	603	5,526	759
Depreciation and amortization of real estate owned	253	253	506	538
Exit fees collected on acquired loans	40	—	40	—
Distributable Earnings	$5,052	$5,303	$10,355	$9,540

Weighted average common shares outstanding - basic and diluted	22,419	22,398	22,408	14,771

Net (loss) income per common share - basic and diluted	$(0.04)	$0.19	$0.15	$0.48
Distributable Earnings per common share - basic and diluted	$0.23	$0.24	$0.46	$0.65
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
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents at beginning of period	$123,471	$70,750
Net cash provided by (used in):
Operating activities	9,509	8,663
Investing activities	(32,315)	(20,421)
Financing activities	(30,690)	(13,041)
Cash and cash equivalents at end of period	$69,975	$45,951
The increase in cash provided by operating activities for the 2026 period compared to the 2025 period was primarily due to higher net interest income resulting from an increased loan portfolio size and favorable changes in working capital. The increase in cash used in investing activities was primarily due to higher loan origination activity, partially offset by higher loan repayment activity during the 2026 period. The increase in cash used in financing activities was primarily due to higher repayments on our Secured Financing Facilities in the 2026 period.
Distributions
During the six months ended June 30, 2026, we declared and paid regular quarterly distributions to our common shareholders totaling $12,654, or $0.56 per common share, using cash on hand.
On July 9, 2026, we declared a regular quarterly distribution of $0.28 per common share, or $6,346, to shareholders of record on July 20, 2026. We expect to pay this distribution to our common shareholders on or about August 13, 2026 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Rights Offering
In November 2025, we commenced the Rights Offering, pursuant to which we issued transferable rights to our shareholders of record as of November 10, 2025. The record date shareholders received one transferable right for each outstanding common share they owned on the record date, which entitled them to purchase one new common share for every two rights held. The Rights Offering was fully backstopped by Tremont. In December 2025, we completed the Rights Offering, in which 7,532,861 common shares were issued at $8.65 per share, generating net proceeds of $61,494, after offering costs. For further information regarding the Rights Offering, see Notes 7 and 9 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2026 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$43,018	$10,171	$32,847	$—	$—
Principal payments on Secured Financing Facilities (2)	471,744	265,199	206,545	—	—
Interest payments on Secured Financing Facilities (3)	23,114	15,815	7,299	—	—
Lease related costs (4)	97	97	—	—	—
	$537,973	$291,282	$246,691	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of June 30, 2026 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to real estate owned.
Debt Covenants
Our principal debt obligations as of June 30, 2026 were the outstanding balances under our Secured Financing Facilities. Our Master Repurchase Agreements provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of June 30, 2026, we had a $386,712 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.

As of June 30, 2026, we had a $85,032 aggregate outstanding principal balance under the BMO Facility.
As of June 30, 2026, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended June 30, 2026.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2026	658	$8.52	—	$—
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
Dated: July 28, 2026

By:	/s/ Matthew C. Brown
Matthew C. Brown Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: July 28, 2026