Form 10-Q
period 2026-09-30
Seven Hills Realty Trust
filed 2026-10-28
CIK 1452477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Number of registrant's common shares of beneficial interest, $0.001 par value per share, outstanding as of October 23, 2026: 22,825,766.

SEVEN HILLS REALTY TRUST
FORM 10-Q
September 30, 2026

References in this Quarterly Report on Form 10-Q to "SEVN", "we", "us" or "our" mean Seven Hills Realty Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I. Financial Information
Item 1. Financial Statements
SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$51,468	$123,471
Loans held for investment	703,765	685,707
Allowance for credit losses	(9,344)	(8,799)
Loans held for investment, net	694,421	676,908
Real estate owned, net	10,678	10,986
Acquired real estate leases, net	2,403	2,772
Accrued interest receivable	2,705	3,186
Prepaid expenses and other assets, net	3,447	3,533
Total assets	$765,122	$820,856

LIABILITIES AND SHAREHOLDERS' EQUITY
Secured financing facilities, net	$437,232	$487,657
Accounts payable, accrued liabilities and other liabilities	3,432	3,305
Due to related persons	1,886	1,243
Total liabilities	442,550	492,205

Commitments and contingencies

Shareholders' equity:
Common shares of beneficial interest, $0.001 par value per share; 25,000,000 shares authorized; 22,831,019 and 22,584,285 shares issued and outstanding, respectively	23	23
Additional paid in capital	304,542	303,191
Cumulative net income	116,484	104,914
Cumulative distributions	(98,477)	(79,477)
Total shareholders' equity	322,572	328,651
Total liabilities and shareholders' equity	$765,122	$820,856

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INCOME FROM INVESTMENTS:
Interest and related income	$14,676	$13,442	$44,193	$42,123
Less: interest and related expenses	(7,001)	(6,998)	(21,354)	(21,959)
Income from loan investments, net	7,675	6,444	22,839	20,164
Revenue from real estate owned	596	648	1,896	1,915
Total revenue	8,271	7,092	24,735	22,079
OTHER EXPENSES:
Base management fees	1,289	1,076	3,893	3,231
Incentive fees	73	337	164	584
General and administrative expenses	1,170	1,295	3,618	3,639
Reimbursement of shared services expenses	704	357	1,852	1,458
(Reversal of) provision for credit losses	(3,600)	37	1,926	796
Expenses from real estate owned	574	562	1,708	1,725
Total other expenses	210	3,664	13,161	11,433
Income before income taxes	8,061	3,428	11,574	10,646
Income tax (expense) benefit	(9)	2	(4)	(6)
Net income	$8,052	$3,430	$11,570	$10,640

Weighted average common shares outstanding - basic and diluted	22,499	14,826	22,439	14,790

Net income per common share - basic and diluted	$0.36	$0.23	$0.51	$0.71

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
(unaudited)

	Number of Common Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Distributions	Total

Balance at December 31, 2025	22,584	$23	$303,191	$104,914	$(79,477)	$328,651
Issuance of shares, net	13	—	73	—	—	73
Share grants	—	—	207	—	—	207
Share repurchases	(1)	—	(7)	—	—	(7)
Net income	—	—	—	4,385	—	4,385
Distributions	—	—	—	—	(6,327)	(6,327)
Balance at March 31, 2026	22,596	23	303,464	109,299	(85,804)	326,982
Share grants	70	—	891	—	—	891
Share repurchases	(1)	—	(6)	—	—	(6)
Net loss	—	—	—	(867)	—	(867)
Distributions	—	—	—	—	(6,327)	(6,327)
Balance at June 30, 2026	22,665	23	304,349	108,432	(92,131)	320,673
Share grants	218	—	585	—	—	585
Share repurchases	(52)	—	(392)	—	—	(392)
Net income	—	—	—	8,052	—	8,052
Distributions	—	—	—	—	(6,346)	(6,346)
Balance at September 30, 2026	22,831	$23	$304,542	$116,484	$(98,477)	$322,572

Balance at December 31, 2024	14,903	$15	$240,425	$89,480	$(60,642)	$269,278
Share grants	5	—	356	—	—	356
Share repurchases	(1)	—	(5)	—	—	(5)
Net income	—	—	—	4,532	—	4,532
Distributions	—	—	—	—	(5,216)	(5,216)
Balance at March 31, 2025	14,907	15	240,776	94,012	(65,858)	268,945
Share grants	42	—	677	—	—	677
Share repurchases	(5)	—	(63)	—	—	(63)
Net income	—	—	—	2,678	—	2,678
Distributions	—	—	—	—	(5,217)	(5,217)
Balance at June 30, 2025	14,944	15	241,390	96,690	(71,075)	267,020
Share grants	150	—	486	—	—	486
Share repurchases	(25)	—	(271)	—	—	(271)
Net income	—	—	—	3,430	—	3,430
Distributions	—	—	—	—	(4,184)	(4,184)
Balance at September 30, 2025	15,069	$15	$241,605	$100,120	$(75,259)	$266,481

See accompanying notes.

SEVEN HILLS REALTY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,570	$10,640
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of purchase discount	(333)	—
Provision for credit losses	1,926	796
Amortization of loan origination and exit fees	(1,884)	(1,542)
Amortization of deferred financing costs	1,040	1,127
Deferred interest capitalized to loans held for investment	(541)	—
Straight line rental income	1	(39)
Depreciation and amortization	800	848
Share based compensation	1,683	1,520
Changes in operating assets and liabilities:
Accrued interest receivable	481	117
Prepaid expenses and other assets	121	(1,807)
Accounts payable, accrued liabilities and other liabilities	(344)	427
Due to related persons	643	(259)
Net cash provided by operating activities	15,163	11,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Origination of loans held for investment	(248,997)	(119,943)
Additional funding of loans held for investment	(8,444)	(5,373)
Repayment of loans held for investment	240,641	125,157
Real estate owned improvements	(162)	(162)
Net cash used in investing activities	(16,962)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured financing facilities	119,258	107,928
Repayments under secured financing facilities	(168,261)	(97,127)
Payments of deferred financing costs	(1,796)	(607)
Repurchase of common shares	(405)	(339)
Distributions	(19,000)	(14,617)
Net cash used in financing activities	(70,204)	(4,762)

(Decrease) increase in cash and cash equivalents	(72,003)	6,745
Cash and cash equivalents at beginning of period	123,471	70,750
Cash and cash equivalents at end of period	$51,468	$77,495

SUPPLEMENTAL DISCLOSURES:
Interest paid	$20,562	$20,844
Income taxes paid (refunded)	$3	$(14)

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
The table below provides overall statistics for our loan portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
Number of loans	26	24
Total loan commitments	$744,532	$724,458
Unfunded loan commitments (1)	$37,339	$36,873
Principal balance	$707,193	$687,585
Carrying value	$694,421	$676,908
Weighted average coupon rate	7.34%	7.52%
Weighted average all in yield (2)	7.80%	7.92%
Weighted average floor	2.82%	2.81%
Weighted average maximum maturity (years) (3)	3.3	2.6
Weighted average risk rating	3.2	2.8
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent our loan activities during the three months ended September 30, 2026 and 2025:

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at June 30, 2026	$722,325	$(2,691)	$719,634
Additional funding	3,019	—	3,019
Deferred interest capitalized to loans held for investment	191	—	191
Originations	122,125	(1,571)	120,554
Repayments	(138,967)	—	(138,967)
Write offs	(1,500)	—	(1,500)
Net amortization of deferred fees	—	834	834
Balance at September 30, 2026	$707,193	$(3,428)	$703,765

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at June 30, 2025	$632,826	$(1,508)	$631,318
Additional funding	822	—	822
Originations	34,500	(548)	33,952
Repayments	(53,801)	(312)	(54,113)
Net amortization of deferred fees	—	445	445
Balance at September 30, 2025	$614,347	$(1,923)	$612,424

The tables below represent our loan activities during the nine months ended September 30, 2026 and 2025.

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2025	$687,585	$(1,878)	$685,707
Additional funding	8,444	—	8,444
Deferred interest capitalized to loans held for investment	541	—	541
Originations	252,165	(3,168)	248,997
Repayments	(240,042)	(599)	(240,641)
Write offs	(1,500)	—	(1,500)
Net amortization of deferred fees	—	1,884	1,884
Purchase discount accretion	—	333	333
Balance at September 30, 2026	$707,193	$(3,428)	$703,765

	Principal Balance	Deferred Fees and Other Items	Amortized Cost
Balance at December 31, 2024	$610,811	$(895)	$609,916
Additional funding	6,180	—	6,180
Originations	121,805	(1,862)	119,943
Repayments	(124,449)	(708)	(125,157)
Net amortization of deferred fees	—	1,542	1,542
Balance at September 30, 2025	$614,347	$(1,923)	$612,424

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below detail the property type and geographic location of the properties securing the loans in our portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Property Type	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
Multifamily	4	$134,534	19%	3	$87,920	13%
Industrial	4	113,361	16%	4	112,792	16%
Office	4	95,705	14%	6	165,745	24%
Hotel	3	90,207	13%	4	121,393	18%
Student Housing	3	79,527	11%	4	115,575	17%
Retail	3	68,753	10%	—	—	—%
Medical Office	2	47,917	7%	—	—	—%
Self Storage	2	39,275	5%	2	47,990	7%
Mixed Use	1	34,486	5%	1	34,292	5%
	26	$703,765	100%	24	$685,707	100%

	September 30, 2026			December 31, 2025
Geographic Location	Number of Loans	Amortized Cost	Percentage of Value	Number of Loans	Amortized Cost	Percentage of Value
South	9	$275,739	39%	8	$222,512	32%
East	8	240,637	34%	7	223,240	33%
West	8	163,752	23%	6	134,741	20%
Midwest	1	23,637	4%	3	105,214	15%
	26	$703,765	100%	24	$685,707	100%
Credit Quality Information and Allowance for Credit Losses
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. See our 2025 Annual Report for more information regarding our loan risk ratings.
As of September 30, 2026 and December 31, 2025, the amortized cost of our loan portfolio within each internal risk rating by year of origination was as follows:

September 30, 2026
Risk Rating	Number of Loans	Percentage of Portfolio	2026	2025	2024	2023	2022	Prior	Total
1	—	—%	$—	$—	$—	$—	$—	$—	$—
2	2	9%	—	63,601	—	—	—	—	63,601
3	18	68%	251,299	90,979	136,692	—	—	—	478,970
4	5	19%	—	—	—	—	65,490	71,030	136,520
5	1	4%	—	—	—	—	—	24,674	24,674
	26	100%	$251,299	$154,580	$136,692	$—	$65,490	$95,704	$703,765

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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The tables below represent the changes to the allowance for credit losses during the three months ended September 30, 2026 and 2025.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at June 30, 2026	$14,404	$233	$14,637
Reversal of credit losses	(3,560)	(40)	(3,600)
Write offs	(1,500)	—	(1,500)
Balance at September 30, 2026	$9,344	$193	$9,537

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at June 30, 2025	$9,375	$292	$9,667
Provision for credit losses	36	1	37
Balance at September 30, 2025	$9,411	$293	$9,704
The tables below represent the changes to the allowance for credit losses during the nine months ended September 30, 2026 and 2025.

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2025	$8,799	$312	$9,111
Provision for (reversal of) credit losses	2,045	(119)	1,926
Write offs	(1,500)	—	(1,500)
Balance at September 30, 2026	$9,344	$193	$9,537

	Loans Held for Investment, net	Unfunded Loan Commitments	Total
Balance at December 31, 2024	$8,074	$834	$8,908
Provision for (reversal of) credit losses	1,337	(541)	796
Balance at September 30, 2025	$9,411	$293	$9,704
The decrease in the allowance for credit losses during the three months ended September 30, 2026 is primarily due to the repayment of a loan secured by an office property in Dallas, TX, which had an allowance for credit losses of $6,288 as of June 30, 2026. As a result of the repayment, $4,788 of the allowance was reversed and $1,500 was recorded as a realized loss during the three months ended September 30, 2026. This decrease was partially offset by increased allowances for certain of our “4” rated office loans and allowances for new loan originations during the three months ended September 30, 2026.
We may enter into loan modifications that include, among other changes, extensions of maturity dates, repurposing or required replenishment of reserves, increases or decreases in loan commitments and required pay downs of principal amounts outstanding. Loan modifications are evaluated to determine whether a modification results in a new loan or a continuation of an existing loan under ASC 310.
In July 2026, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the maturity date was extended by two years to July 1, 2028. As of September 30, 2026, this loan had an amortized cost of $26,576 and a risk rating of 4.
In August 2026, we entered into a discounted payoff agreement for our loan secured by an office property in Dallas, TX, which had an amortized cost of $44,217 and a risk rating of 4 as of June 30, 2026. In connection with this agreement, the borrower repaid $42,717 of the outstanding principal balance of $44,217, resulting in a realized loss of $1,500. The realized loss is included in (reversal of) provision for credit losses in our condensed consolidated statements of operations during the three months ended September 30, 2026.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In August 2026, we entered into a discounted payoff agreement for our loan secured by an office property in Carlsbad, CA in connection with the pending sale of the underlying collateral. As a result, we determined that the loan was collateral dependent and wrote the loan down to the fair value of the collateral, less estimated costs to sell, of $22,166. Accordingly, we recorded a reversal of credit losses of $224 during the three months ended September 30, 2026 to reduce the allowance for credit losses for this loan to $2,508. As of September 30, 2026, this loan had a risk rating of 5. In October 2026, the borrower repaid approximately $22,100 of the outstanding principal balance.
We did not have any outstanding past due loans or nonaccrual loans as of September 30, 2026 or December 31, 2025. As of September 30, 2026 and October 23, 2026, all of our borrowers had paid their debt service obligations owed and due to us. See our 2025 Annual Report for more information regarding our nonaccrual policy.
As of September 30, 2026, we had unfunded loan commitments of $37,339 related to our loans held for investment that are not reflected in our condensed consolidated balance sheets. These unfunded loan commitments had a weighted average initial maturity of 1.7 years as of September 30, 2026.
Note 4. Real Estate Owned
Real estate owned is property acquired in full or partial settlement of loan obligations, generally through foreclosure or by deed in lieu of foreclosure. In June 2023, we assumed legal title to an office property located in Yardley, PA through a deed in lieu of foreclosure. The table below presents the assets and liabilities of real estate owned in our condensed consolidated balance sheets:

	September 30, 2026	December 31, 2025
Land, building and improvements	$11,989	$11,955
Less: accumulated depreciation	(1,311)	(969)
Real estate owned, net	10,678	10,986
Acquired real estate leases, net	2,403	2,772
Prepaid expenses and other assets, net (1)	2,119	1,973
Total assets	$15,200	$15,731

Accounts payable, accrued liabilities and other liabilities	$453	$515
Total liabilities	$453	$515
(1)Includes $1,210 and $1,211 of straight line rent receivables as of September 30, 2026 and December 31, 2025, respectively.

Revenue from real estate owned represents rental income from operating leases with tenants and is recognized on a straight line basis over the lease term. Revenue from real estate owned includes adjustments to record revenue on a straight line basis totaling $(14) and $(1) for the three and nine months ended September 30, 2026, respectively, and $8 and $39 for the three and nine months ended September 30, 2025, respectively. Expenses from real estate owned represents costs to operate the property and depreciation and amortization expense.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 5. Secured Financing Agreements
As of September 30, 2026, we had secured financing facilities governed by master repurchase agreements with Wells Fargo, National Association, or Wells Fargo, Citibank, N.A., or Citibank, and UBS AG, or UBS; and a facility loan program with BMO Harris Bank N.A., or BMO. We refer to the Wells Fargo, Citibank and UBS facilities as our Master Repurchase Facilities and the BMO facility as our BMO Facility. Collectively, we refer to our Master Repurchase Facilities and the BMO Facility as our Secured Financing Facilities. See our 2025 Annual Report for more information regarding our Secured Financing Facilities.
The table below summarizes our Secured Financing Facilities as of September 30, 2026 and December 31, 2025:

	Debt Obligation
				Weighted Average			Collateral
	Maximum Facility Size	Principal Balance	Carrying Value	Coupon Rate (1)	Remaining Maturity (years) (2)	Maturity Date	Principal Balance
September 30, 2026:
Wells Fargo Master Repurchase Facility	$250,000	$143,857	$143,333	5.62%	1.3	3/13/2028	$191,704
UBS Master Repurchase Facility	250,000	111,492	111,041	6.39%	0.9	2/18/2028	166,795
Citibank Master Repurchase Facility	215,000	81,691	80,982	5.77%	1.3	9/16/2028	113,068
BMO Facility	150,000	102,232	101,876	5.80%	0.9	Various	137,626
Total/weighted average	$865,000	$439,272	$437,232	5.89%	1.1		$609,193

December 31, 2025:
UBS Master Repurchase Facility	$250,000	$194,948	$194,887	6.19%	0.1	2/18/2026	$278,594
Citibank Master Repurchase Facility	215,000	135,715	135,426	5.84%	0.7	9/27/2026	199,838
BMO Facility	150,000	64,632	64,442	5.81%	0.9	Various	88,684
Wells Fargo Master Repurchase Facility	125,000	92,980	92,902	5.54%	0.2	3/11/2026	120,469
Total/weighted average	$740,000	$488,275	$487,657	5.92%	0.4		$687,585
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
In September 2026, we amended our master repurchase agreement with Citibank to extend the stated maturity date to September 16, 2028.
As of September 30, 2026, we were in compliance with the covenants and other terms of the agreements that govern our Secured Financing Facilities.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

As of September 30, 2026, our outstanding borrowings under our Secured Financing Facilities had the following remaining maturities:

Year	Principal Payments on Secured Financing Facilities
2026	$44,314
2027	162,567
2028	194,791
2029	37,600
2030 and thereafter	—
$439,272
Based upon the performance and payment history of our commercial mortgage loans, along with our ability to obtain financing under repurchase agreements and success in extending certain of our existing Master Repurchase Agreements, we believe it is probable that we will extend our Master Repurchase Facilities prior to their maturities.
Note 6. Fair Value Measurements
We determine the estimated fair value of financial assets and liabilities using the three-tier value hierarchy established by GAAP. As of September 30, 2026, the carrying values of cash and cash equivalents, accrued interest receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.
We estimate the fair values of our loans held for investment and outstanding principal balances under our Secured Financing Facilities by using Level III inputs, including discounted cash flow analyses and currently prevailing market terms as of the measurement date. As of September 30, 2026, one collateral dependent loan was measured based on the fair value of the underlying collateral less estimated costs to sell in connection with a discounted payoff. See our 2025 Annual Report for further information regarding the fair value of financial instruments.
The table below provides information regarding financial assets and liabilities not carried at fair value in our condensed consolidated balance sheets:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for investment	$694,421	$696,564	$676,908	$682,999
Financial liabilities
Secured Financing Facilities	$437,232	$439,367	$487,657	$487,637
There were no transfers of financial assets or liabilities within the fair value hierarchy during the nine months ended September 30, 2026.
Note 7. Shareholders' Equity
Common Share Awards
On June 9, 2026, in accordance with our Trustee compensation arrangements, we awarded each of our seven Trustees 9,976 of our common shares valued at the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day. The aggregate value of common shares awarded was $595.
On September 10, 2026, we awarded an aggregate of 217,616 of our common shares to our officers and certain other employees of Tremont Realty Capital LLC, or Tremont, and The RMR Group LLC, or RMR, valued at the closing price of our common shares on Nasdaq that day. The aggregate value of common shares awarded was $1,597.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Common Share Purchases
During the nine months ended September 30, 2026, we purchased 53,320 of our common shares from certain current and former officers and employees of Tremont and RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares, valued at the closing price of our common shares on Nasdaq on the applicable purchase date. The aggregate value of common shares purchased was $405.
Distributions
For the nine months ended September 30, 2026, we declared and paid regular quarterly distributions to common shareholders, using cash on hand, as follows:

Record Date	Payment Date	Distribution per Share	Total Distribution
January 26, 2026	February 19, 2026	$0.28	$6,327
April 21, 2026	May 14, 2026	0.28	6,327
July 20, 2026	August 13, 2026	0.28	6,346
		$0.84	$19,000
On October 8, 2026, we declared a quarterly distribution of $0.28 per common share, or $6,393, to shareholders of record on October 19, 2026. We expect to pay this distribution on or about November 12, 2026, using cash on hand.
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

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

See Note 7 for information relating to the awards of our common shares we made in September 2026 to our officers and certain other employees of Tremont and/or RMR and common shares we purchased from certain of our current and former officers and current and former officers and employees of Tremont and/or RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for awards of our common shares to our officers and certain other employees of Tremont and/or RMR in general and administrative expenses in our condensed consolidated statements of operations.

Certain of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as the chair of the board and as a trustee of certain of those companies and other officers of RMR, including Mr. Jordan and certain of our other officers and officers of Tremont serve as managing trustees or officers of certain of these companies.

Our Manager, Tremont Realty Capital LLC. Tremont provides management services to us pursuant to our management agreement. See Note 8 for further information regarding our management agreement. As of September 30, 2026, Tremont owned 4,577,835 of our common shares, or 20.0% of our outstanding common shares, and Mr. Portnoy beneficially owned (including through Tremont and ABP Trust) 5,117,589 of our common shares, or 22.4% of our outstanding common shares.
Property Management Agreement with RMR. We entered into a property management agreement with RMR in July 2023 with respect to real estate owned in Yardley, PA. Pursuant to this agreement, RMR provides property management services and we pay management fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, we pay RMR additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or RMR may terminate this agreement upon 30 days' prior notice. No termination fee would be payable as a result of terminating the agreement. We recognized property management and construction supervision fees of $19 and $57 for the three and nine months ended September 30, 2026, respectively, and $22 and $59 for the three and nine months ended September 30, 2025, respectively, related to real estate owned.
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
Note 11. Weighted Average Common Shares
We calculate net income per common share - basic using the two class method. We calculate net income per common share - diluted using the more dilutive of the two class or treasury stock method. Unvested share awards are considered participating securities and the related impact on earnings is considered when calculating net income per common share - basic and net income per common share - diluted.

SEVEN HILLS REALTY TRUST
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The calculation of net income per common share - basic and diluted is as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerators:
Net income	$8,052	$3,430	$11,570	$10,640
Net income attributable to unvested share awards	(64)	(36)	(159)	(137)
Net income used in calculating net income per common share - basic and diluted	$7,988	$3,394	$11,411	$10,503

Denominators:
Weighted average common shares outstanding - basic and diluted	22,499	14,826	22,439	14,790

Net income per common share - basic and diluted	$0.36	$0.23	$0.51	$0.71
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
Market Conditions. During the third quarter of 2026, U.S. CRE markets continued to demonstrate improvements, supported by continued recovery in underlying property fundamentals, strong debt capital availability and the gradual rebalancing of the supply and demand dynamics in the multifamily and industrial sectors. Furthermore, the commercial real estate sector has been the beneficiary of strong third quarter GDP growth, consumer spending and corporate profits and investments. At the same time, CRE capital markets continue to be highly impacted by increasing interest rates caused by persistent inflationary pressures and the cost of oil tied to the continued geopolitical issues in the Middle East, which is beginning to impact transaction activity.

During the quarter, the Federal Reserve increased the target federal funds rate to a range of 3.75% to 4.00% in response to the resiliency of the labor market, economic growth trends and continued inflationary pressures. Near the end of the third quarter, significant increases in the 5 and 10-year U.S. Treasury yields started to have a meaningful impact on investor sentiment and CRE owners’ buy, sell or refinance decision making. Elevated 5 and 10-year Treasury yields are generally more impactful on property values than shorter term rates, which is beginning to weigh on those market participants who were more dependent on lower interest rates to refinance an asset.
Despite these concerns, and the challenges that come with the rapid increase in rates, CRE financing markets remained active during the quarter. The amount of debt capital available to borrowers, from a wide array of sources, continues to provide certain property owners with the ability to recapitalize assets in the current interest rate environment. Competition amongst lenders for high-quality debt investments has generally resulted in tighter credit spreads, greater financing flexibility and improved borrower execution over the quarter.
While competitive lending conditions are likely to support transaction activity, borrowing costs, asset valuations and market liquidity could remain volatile if inflation proves more persistent than expected and interest rates remain elevated for an extended period and possibly increase further. Increasing interest rates will continue to force owners to focus on operational upside as a means of value creation compared to those who may have been waiting for lower interest rates to sell or refinance an asset.
Changes in Interest Rates. With respect to our business operations, increases in interest rates, in general, may cause: (a) the coupon rates on our variable rate investments to reset, perhaps on a delayed basis, to higher rates; (b) it to become more difficult and costly for our borrowers to refinance, which may negatively impact their ability to repay our investments; and (c) the interest expense associated with our variable rate borrowings to increase.
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
The interest income on our loans and interest expense on our borrowings float with benchmark rates, such as SOFR. Because we generally intend to leverage up to 80% of the amount of our investments, as benchmark rates increase above the floors of our loans, our income from investments, net of interest and related expenses, will increase. Decreases in benchmark rates are mitigated by interest rate floor provisions in all but one of our loan agreements with borrowers, ranging from 0.25% to 4.34% with a weighted average floor of 2.82%; therefore, changes to income from investments, net, may not move proportionately with the increase or decrease in benchmark rates. As of September 30, 2026, SOFR was 3.91%, and as a result, four of our loan investments had an active interest rate floor.
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

Our Loan Portfolio
The table below details overall statistics for our loan portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
Number of loans	26	24
Total loan commitments	$744,532	$724,458
Unfunded loan commitments (1)	$37,339	$36,873
Principal balance	$707,193	$687,585
Carrying value	$694,421	$676,908
Weighted average coupon rate	7.34%	7.52%
Weighted average all in yield (2)	7.80%	7.92%
Weighted average floor	2.82%	2.81%
Weighted average maximum maturity (years) (3)	3.3	2.6
Weighted average risk rating	3.2	2.8
Weighted average LTV (4)	67%	66%
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
(4)LTV represents the initial loan amount divided by the underwritten in-place value of the underlying collateral at closing.

Loan Portfolio Details
The table below details our loan portfolio as of September 30, 2026:

#	Location	Property Type	Origination Date	Committed Principal Amount	Principal Balance	Coupon Rate	All in Yield (1)	Maximum Maturity (date) (2)	LTV (3)	Risk Rating
	First mortgage loans
1	Chattanooga, TN	Multifamily	9/30/2026	$68,000	$68,000	S + 2.75%	S + 3.13%	9/30/2031	78%	3
2	Passaic, NJ	Industrial	9/8/2022	47,000	45,260	S + 3.85%	S + 4.43%	9/8/2027	69%	4
3	Boston, MA	Hotel	12/16/2024	45,000	39,800	S + 3.95%	S + 4.38%	12/16/2029	49%	3
4	College Park, MD	Student Housing	11/12/2025	37,320	32,308	S + 2.95%	S + 3.39%	11/12/2030	43%	3
5	Roswell, GA	Multifamily	5/29/2026	36,310	34,440	S + 3.35%	S + 4.16%	5/29/2031	79%	3
6	New York, NY	Mixed Use	9/5/2025	34,500	34,500	S + 3.20%	S + 4.02%	9/5/2030	70%	2
7	Revere, MA	Hotel	7/1/2024	33,000	33,000	S + 3.95%	S + 4.27%	7/1/2029	73%	3
8	San Marcos, TX	Student Housing	1/14/2025	31,200	29,270	S + 3.25%	S + 3.66%	1/14/2030	62%	2
9	Atlanta, GA	Medical Office	2/5/2026	30,500	26,894	S + 3.95%	S + 4.39%	2/5/2031	66%	3
10	Charlotte, NC	Retail	9/24/2026	30,000	30,000	S + 3.10%	S + 3.49%	9/24/2031	46%	3
11	San Antonio, TX	Industrial	6/13/2025	28,000	22,800	S + 3.40%	S + 3.88%	6/13/2030	62%	3
12	Plano, TX	Office	7/1/2021	27,385	26,569	S + 3.75%	S + 3.89%	7/1/2028	78%	4
13	Wayne, PA	Industrial	7/18/2024	27,000	25,252	S + 4.25%	S + 4.72%	7/18/2029	62%	3
14	Carlsbad, CA (4)	Office	10/27/2021	24,750	24,674	S + 3.25%	S + 3.26%	10/27/2026	78%	5
15	Park City, UT	Retail	7/23/2026	24,250	24,125	S + 3.25%	S + 4.02%	7/23/2031	59%	3
16	Los Angeles, CA	Self Storage	6/28/2024	23,800	23,502	S + 3.40%	S + 3.81%	6/28/2029	58%	3
17	Downers Grove, IL	Office	12/9/2021	23,530	23,530	S + 4.25%	S + 4.51%	12/9/2026	72%	4
18	Sugar Land, TX	Medical Office	6/5/2026	22,650	21,500	S + 3.60%	S + 4.21%	6/5/2031	60%	3
19	Fontana, CA	Industrial	11/18/2022	22,080	20,470	S + 3.75%	S + 4.04%	11/18/2027	72%	4
20	Bellevue, WA	Office	11/5/2021	21,000	20,817	S + 2.85%	S + 2.85%	4/7/2029	68%	4
21	Palm Desert, CA	Retail	2/25/2026	19,500	15,356	S + 3.60%	S + 4.11%	2/25/2031	72%	3
22	Waco, TX	Student Housing	3/6/2025	18,500	18,500	S + 3.35%	S + 3.75%	3/6/2030	73%	3
23	Boise, ID	Multifamily	6/26/2025	18,000	18,000	S + 3.50%	S + 4.28%	6/26/2030	79%	3
24	Newport News, VA	Multifamily	4/25/2024	17,757	15,126	S + 3.15%	S + 3.85%	4/25/2029	71%	3
25	Scottsdale, AZ	Hotel	3/6/2026	17,500	17,500	S + 3.85%	S + 4.44%	3/6/2031	63%	3
26	Philadelphia, PA	Self Storage	5/7/2026	16,000	16,000	S + 4.00%	S + 4.40%	5/7/2031	70%	3
	Total/weighted average			$744,532	$707,193	S + 3.48%	S + 3.94%		67%	3.2
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
(4)This loan was repaid in October 2026.

As of September 30, 2026, we had $744,532 in aggregate loan commitments, consisting of a diverse portfolio, geographically and by property type, of 26 first mortgage loans. As of September 30, 2026, we had five loans representing approximately 19% of the amortized cost of our loan portfolio with a loan risk rating of “4” or “higher risk” and one loan representing approximately 4% of the amortized cost of our loan portfolio with a risk rating of “5” or “loss likely”.
In July 2026, we amended the agreement governing our loan secured by an office property in Plano, TX. As part of this amendment, the maturity date was extended by two years to July 1, 2028. As of September 30, 2026, this loan had an amortized cost of $26,576 and a risk rating of 4.
In August 2026, we entered into a discounted payoff agreement for our loan secured by an office property in Dallas, TX, which had an amortized cost of $44,217 and a risk rating of 4 as of June 30, 2026. In connection with this agreement, the borrower repaid $42,717 of the outstanding principal balance of $44,217, resulting in a realized loss of $1,500. The realized loss is included in (reversal of) provision for credit losses in our condensed consolidated statements of operations during the three and nine months ended September 30, 2026.

In August 2026, we entered into a discounted payoff agreement for our loan secured by an office property in Carlsbad, CA in connection with the pending sale of the underlying collateral. As a result, we determined that the loan was collateral dependent and wrote the loan down to the fair value of the collateral, less estimated costs to sell, of $22,166. Accordingly, we recorded a reversal of credit losses of $224 during the three months ended September 30, 2026 to reduce the allowance for credit losses for this loan to $2,508. As of September 30, 2026, this loan had a risk rating of 5. In October 2026, the borrower repaid approximately $22,100 of the outstanding principal balance.
All of the loans in our portfolio are structured with risk mitigation mechanisms, such as cash flow sweeps or interest reserves, to help protect us against investment losses. In addition, we actively engage with our borrowers regarding the execution of their business plans for the underlying collateral, among other things.
As of September 30, 2026 and October 23, 2026, all of our borrowers had paid their debt service obligations owed and due to us.
We did not have any outstanding past due loans or nonaccrual loans as of September 30, 2026. However, our borrowers' businesses, operations and liquidity may be materially adversely impacted by current inflationary pressures, interest rate fluctuations, supply chain issues or a prolonged economic slowdown or recession, any of which could amplify those negative impacts. As a result, they may become unable to pay their debt service obligations owed and due to us, which may result in an increased allowance for credit losses and/or recognition of income on a nonaccrual basis. For further information regarding our loan portfolio and risk rating policy, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "—Factors Affecting Operating Results" and "Warning Concerning Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and the risk factors identified in Part I, Item 1A, “Risk Factors”, of our 2025 Annual Report.
Financing Activities
The table below is an overview of our Secured Financing Facilities as of September 30, 2026:

Facility	Maturity Date	Principal Balance	Carrying Value	Unused Capacity	Maximum Facility Size	Collateral Principal Balance
Wells Fargo Master Repurchase Facility	03/13/2028	$143,857	$143,333	$106,143	$250,000	$191,704
UBS Master Repurchase Facility	02/18/2028	111,492	111,041	138,508	250,000	166,795
Citibank Master Repurchase Facility	09/16/2028	81,691	80,982	133,309	215,000	113,068
BMO Facility	Various	102,232	101,876	47,768	150,000	137,626
Total		$439,272	$437,232	$425,728	$865,000	$609,193
In February 2026, we amended our master repurchase agreement with UBS to extend the stated maturity date to February 18, 2028.
In February 2026, we amended our master repurchase agreement with Wells Fargo and made certain changes to the agreement, including extending the stated maturity date to March 13, 2028 and increasing the maximum facility size by $125,000 to $250,000.
In September 2026, we amended our master repurchase agreement with Citibank to extend the stated maturity date to September 16, 2028.

The table below details our Secured Financing Facilities activities during the three months ended September 30, 2026:

Carrying Value
Balance at June 30, 2026	$470,334
Borrowings	62,846
Repayments	(95,318)
Deferred fees	(970)
Amortization of deferred fees	340
Balance at September 30, 2026	$437,232
The table below details our Secured Financing Facilities activities during the nine months ended September 30, 2026:

Carrying Value
Balance at December 31, 2025	$487,657
Borrowings	119,258
Repayments	(168,261)
Deferred fees	(2,462)
Amortization of deferred fees	1,040
Balance at September 30, 2026	$437,232
As of September 30, 2026, outstanding advancements under our Secured Financing Facilities had a weighted average interest rate of 5.89% per annum, excluding associated fees and expenses. As of September 30, 2026 and October 23, 2026, we had a $439,272 aggregate outstanding principal balance under our Secured Financing Facilities.
As of September 30, 2026, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
For further information regarding our Secured Financing Facilities, see Note 5 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (amounts in thousands, except per share data)
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026:

	Three Months Ended
	September 30, 2026	June 30, 2026	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$14,676	$14,678	$(2)	—%
Less: interest and related expenses	(7,001)	(7,171)	170	2.4%
Income from loan investments, net	7,675	7,507	168	2.2%
Revenue from real estate owned	596	618	(22)	(3.6%)
Total revenue	8,271	8,125	146	1.8%
OTHER EXPENSES:
Base management fees	1,289	1,299	(10)	(0.8%)
Incentive fees	73	91	(18)	(19.8%)
General and administrative expenses	1,170	1,562	(392)	(25.1%)
Reimbursement of shared services expenses	704	574	130	22.6%
(Reversal of) provision for credit losses	(3,600)	4,923	(8,523)	(173.1%)
Expenses from real estate owned	574	554	20	3.6%
Total other expenses	210	9,003	(8,793)	(97.7%)
Income before income taxes	8,061	(878)	8,939	n/m
Income tax (expense) benefit	(9)	11	(20)	(181.8%)
Net income (loss)	$8,052	$(867)	$8,919	n/m

Weighted average common shares outstanding - basic and diluted	22,499	22,419	80	0.4%

Net income (loss) per common share - basic and diluted	$0.36	$(0.04)	$0.40	n/m
n/m - not meaningful
Interest and related income. The decrease in interest and related income was primarily due to a lower weighted average coupon rate for the three months ended September 30, 2026 and the accretion of purchase discount ending during the three months ended June 30, 2026, offset by the accelerated recognition of fee income related to an early loan repayment. The weighted average coupon rate was approximately 7.21% during the three months ended September 30, 2026 compared to approximately 7.25% during the three months ended June 30, 2026.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of lower weighted average coupon rates and a lower weighted average principal balance during the three months ended September 30, 2026. The weighted average coupon rate was approximately 5.76% during the three months ended September 30, 2026 compared to approximately 5.81% during the three months ended June 30, 2026. The weighted average principal balance of our repurchase loans was approximately $451,000 for the three months ended September 30, 2026 compared to approximately $468,000 for the three months ended June 30, 2026.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in revenue from real estate owned was primarily due to lower operating expense reimbursements during the three months ended September 30, 2026 as compared to the three months ended June 30, 2026.

Base management fees. We recognize base management fees payable to Tremont in accordance with our management agreement. The decrease in base management fees was due to lower “equity” as defined in our management agreement.
Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The decrease in management incentive fees was due to the lower “core earnings”, as defined in our management agreement, for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026.
General and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in share based compensation resulting from shares awarded to our Trustees during the three months ended June 30, 2026, partially offset by shares awarded to officers and certain other employees of Tremont and RMR during the three months ended September 30, 2026.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The increase in reimbursement of shared services expenses was primarily the result of an adjustment to our estimate of the costs for the usage of shared services from RMR.

Provision for credit losses. The provision for credit losses represents the change in the allowance for credit losses on our loan portfolio and unfunded commitments. For further information regarding our allowance for credit losses, see Note 3 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The increase in expenses from real estate owned was primarily due to higher repair and maintenance and utility expenses during the three months ended September 30, 2026 as compared to the three months ended June 30, 2026.
Income tax (expense) benefit. Income tax (expense) benefit represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income (loss) and net income (loss) per common share - basic and diluted. The increase in net income (loss) during the three months ended September 30, 2026 as compared to the three months ended June 30, 2026 was due to the changes noted above.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
INCOME FROM INVESTMENTS:
Interest and related income	$44,193	$42,123	$2,070	4.9%
Less: interest and related expenses	(21,354)	(21,959)	605	2.8%
Income from loan investments, net	22,839	20,164	2,675	13.3%
Revenue from real estate owned	1,896	1,915	(19)	(1.0%)
Total revenue	24,735	22,079	2,656	12.0%
OTHER EXPENSES:
Base management fees	3,893	3,231	662	20.5%
Incentive fees	164	584	(420)	(71.9%)
General and administrative expenses	3,618	3,639	(21)	(0.6%)
Reimbursement of shared services expenses	1,852	1,458	394	27.0%
Provision for credit losses	1,926	796	1,130	142.0%
Expenses from real estate owned	1,708	1,725	(17)	(1.0%)
Total other expenses	13,161	11,433	1,728	15.1%
Income before income taxes	11,574	10,646	928	8.7%
Income tax expense	(4)	(6)	2	33.3%
Net income	$11,570	$10,640	$930	8.7%

Weighted average common shares outstanding - basic and diluted	22,439	14,790	7,649	51.7%

Net income per common share - basic and diluted	$0.51	$0.71	$(0.20)	(28.2%)
Interest and related income. The increase in interest and related income was primarily due to a higher weighted average principal balance resulting from loan origination activity during the nine months ended September 30, 2026, partially offset by declines in the SOFR index rate. The weighted average principal balance of our loan investments was approximately $704,000 for the nine months ended September 30, 2026 compared to approximately $626,000 for the nine months ended September 30, 2025. The weighted average coupon rate was approximately 7.28% during the nine months ended September 30, 2026 compared to approximately 7.85% during the nine months ended September 30, 2025.
Interest and related expenses. The decrease in interest and related expenses was primarily the result of declines in the SOFR index rate, offset by a higher weighted average principal balance during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The weighted average coupon rate was approximately 5.82% during the nine months ended September 30, 2026 compared to approximately 6.30% during the nine months ended September 30, 2025. The weighted average principal balance of our repurchase loans was approximately $461,000 for the nine months ended September 30, 2026 compared to approximately $421,000 for the nine months ended September 30, 2025.
Revenue from real estate owned. Revenue from real estate owned represents revenue from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in revenue from real estate owned was primarily due to lower operating expense reimbursements during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Base management fees. We recognize base management fees payable to Tremont in accordance with our management agreement. The increase in base management fees was due to higher “equity” as defined in our management agreement.

Incentive fees. We recognize management incentive fees payable to Tremont in accordance with our management agreement. The decrease in management incentive fees was due to higher “equity” and lower “core earnings”, each as defined in our management agreement, for the 12 month period ended September 30, 2026.
General and administrative expenses. The decrease in general and administrative expenses was primarily due to a decrease in legal fees and other public company costs, partially offset by an increase in share based compensation to our employees and Trustees during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Reimbursement of shared services expenses. Reimbursement of shared services expenses represents reimbursement of the costs for the services that Tremont arranges on our behalf from RMR. The increase in reimbursement of shared services expenses was primarily the result of higher usage of shared services from RMR during the nine months ended September 30, 2026, as our loan book has grown.
Provision for credit losses. The provision for credit losses represents the change in the allowance for credit losses on our loan portfolio and unfunded commitments. The increase in the allowance for credit losses during the nine months ended September 30, 2026 is primarily due to increased allowances for certain of our “4” rated and “5” rated office loans with near-term maturities, and primarily reflects lower estimated collateral values for these loans within the office sector and allowances for new loan originations during the nine months ended September 30, 2026.
Expenses from real estate owned. Expenses from real estate owned represent expenses from the operations of an office property located in Yardley, PA that was transferred to real estate owned through a deed in lieu of foreclosure in June 2023. The decrease in expenses from real estate owned was primarily due to lease related assets becoming fully amortized resulting in lower amortization expense during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Income tax expense. Income tax expense represents income taxes paid or payable by us in certain jurisdictions where we are subject to state income taxes.
Net income and net income per common share - basic and diluted. The increase in net income was due to the changes noted above. The decrease in net income per common share - basic and diluted reflects the effect of the issuance of 7,532,861 common shares through the transferrable rights offering completed in December 2025.
Non-GAAP Financial Measures
We present Adjusted Book Value, Adjusted Book Value per common share, Distributable Earnings and Distributable Earnings per common share, which are considered “non-GAAP financial measures” within the meaning of the applicable SEC rules. These non-GAAP financial measures do not represent book value, book value per common share, net income (loss), net income (loss) per common share or cash generated from operating activities and should not be considered as alternatives to book value, book value per common share, net income (loss) or net income (loss) per common share determined in accordance with GAAP or as an indication of our cash flows from operations determined in accordance with GAAP, a measure of our capital adequacy, liquidity or operating performance or an indication of funds available for our cash needs. In addition, our methodologies for calculating these non-GAAP financial measures may differ from the methodologies employed by other companies to calculate the same or similar supplemental capital adequacy or performance measures; therefore, our reported Adjusted Book Value, Adjusted Book Value per common share, Distributable Earnings and Distributable Earnings per common share may not be comparable to adjusted book value, adjusted book value per common share, distributable earnings and distributable earnings per common share as reported by other companies.
Adjusted Book Value per Common Share
We believe that Adjusted Book Value and Adjusted Book Value per common share are meaningful measures of our capital adequacy because they exclude the impact of certain non-cash estimates or adjustments, including our allowance for credit losses for our loan portfolio and unfunded loan commitments.

The table below calculates our book value per common share and Adjusted Book Value per common share, which is a non-GAAP financial measure:

	September 30, 2026	December 31, 2025
Shareholders' equity	$322,572	$328,651
Allowance for credit losses (1)	9,537	9,111
Adjusted Book Value	$332,109	$337,762

Total outstanding common shares	22,831	22,584
Book value per common share	$14.13	$14.55
Adjusted Book Value per common share	$14.55	$14.96
(1)Amounts include our allowance for credit losses for our loan portfolio and our unfunded commitments. The allowance for credit losses for our unfunded commitments is included in accounts payable, accrued liabilities and other liabilities in our consolidated balance sheets.
Distributable Earnings
In order to maintain our qualification for taxation as a REIT, we are generally required to distribute substantially all of our taxable income, subject to certain adjustments, to our shareholders. We believe that one of the factors that investors consider important in deciding whether to buy or sell securities of a REIT is its distribution rate. Over time, Distributable Earnings and Distributable Earnings per common share may be useful indicators of distributions to our shareholders and are measures that are considered by our Board of Trustees when determining the amount of distributions. We believe that Distributable Earnings and Distributable Earnings per common share provide meaningful information to consider in addition to net income (loss), net income (loss) per common share and cash flows from operating activities determined in accordance with GAAP. In periods where Distributable Earnings is impacted by a realized loss associated with a specific loan resolution event, we also present Distributable Earnings excluding realized loss and Distributable Earnings excluding realized loss per common share. We believe this supplemental perspective may be useful because realized losses associated with specific loan resolution events are generally not indicative of the ongoing operating performance and earnings capacity of our stabilized loan portfolio. These measures help us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings, excluding incentive fees, is used in determining the amount of base management and management incentive fees payable by us to Tremont under our management agreement.
We calculate Distributable Earnings and Distributable Earnings per common share as net income (loss) and net income (loss) per common share, respectively, computed in accordance with GAAP, including realized losses not otherwise included in net income (loss) determined in accordance with GAAP, and excluding: (a) depreciation and amortization of real estate owned and related intangible assets, if any; (b) non-cash equity compensation expense; (c) unrealized gains, losses and other similar non-cash items that are included in net income (loss) for the period of the calculation (regardless of whether such items are included in or deducted from net income (loss) or in other comprehensive income under GAAP), if any; and (d) one-time events pursuant to changes in GAAP and certain non-cash items, if any. Distributable Earnings are reduced for realized losses on loan investments when amounts are deemed uncollectable. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received or expected to be received and the carrying value of the loan.

The table below demonstrates how we calculate Distributable Earnings and Distributable Earnings per common share which are non-GAAP financial measures, and provides a reconciliation of these non-GAAP financial measures to net income (loss):

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net income (loss)	$8,052	$(867)	$11,570	$10,640
Non-cash equity compensation expense	585	891	1,683	1,520
Non-cash accretion of purchase discount	—	(188)	(333)	—
(Reversal of) provision for credit losses, excluding realized losses	(5,100)	4,923	426	796
Depreciation and amortization of real estate owned	254	253	760	816
Exit fees collected on acquired loans	—	40	40	—
Distributable Earnings	$3,791	$5,052	$14,146	$13,772
Realized loss	1,500	—	1,500	—
Distributable Earnings excluding realized loss	$5,291	$5,052	$15,646	$13,772

Weighted average common shares outstanding - basic and diluted	22,499	22,419	22,439	14,790

Net income (loss) per common share - basic and diluted	$0.36	$(0.04)	$0.51	$0.71
Distributable Earnings per common share - basic and diluted	$0.17	$0.23	$0.63	$0.93
Distributable Earnings excluding realized loss per common share - basic and diluted	$0.24	$0.23	$0.70	$0.93
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
The table below is a summary of our sources and uses of cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents at beginning of period	$123,471	$70,750
Net cash provided by (used in):
Operating activities	15,163	11,828
Investing activities	(16,962)	(321)
Financing activities	(70,204)	(4,762)
Cash and cash equivalents at end of period	$51,468	$77,495
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
Distributions
During the nine months ended September 30, 2026, we declared and paid regular quarterly distributions to our common shareholders totaling $19,000, or $0.84 per common share, using cash on hand.
On October 8, 2026, we declared a regular quarterly distribution of $0.28 per common share, or $6,393, to shareholders of record on October 19, 2026. We expect to pay this distribution to our common shareholders on or about November 12, 2026 using cash on hand.
For further information regarding distributions, see Note 7 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2026 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
Unfunded loan commitments (1)	$37,339	$8,102	$29,237	$—	$—
Principal payments on Secured Financing Facilities (2)	439,272	177,031	262,241	—	—
Interest payments on Secured Financing Facilities (3)	32,832	23,129	9,703	—	—
Lease related costs (4)	282	282	—	—	—
	$509,725	$208,544	$301,181	$—	$—
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
(3)Projected interest payments are attributable only to our debt service obligations at existing rates as of September 30, 2026 and are not intended to estimate future interest costs which may result from debt prepayments, additional borrowings, new debt issuances or changes in interest rates.
(4)Lease related costs include capital expenditures used to improve tenants' spaces pursuant to lease agreements or leasing related costs, such as brokerage commissions, related to real estate owned.
Debt Covenants
Our principal debt obligations as of September 30, 2026 were the outstanding balances under our Secured Financing Facilities. Our Master Repurchase Agreements provide for acceleration of the date of repurchase of any then purchased assets and the liquidation of the purchased assets by UBS, Citibank or Wells Fargo, as applicable, upon the occurrence and continuation of certain events of default, including a change of control of us, which includes Tremont ceasing to act as our sole manager or to be a wholly owned subsidiary of RMR. Our Master Repurchase Agreements also provide that upon the repurchase of any then purchased asset, we are required to pay UBS, Citibank or Wells Fargo the outstanding purchase price of such purchased asset and accrued interest and any and all accrued and unpaid expenses of UBS, Citibank or Wells Fargo, as applicable, relating to such purchased asset.
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
As of September 30, 2026, we had a $337,040 aggregate outstanding principal balance under our Master Repurchase Facilities. Our Master Repurchase Agreements are structured with risk mitigation mechanisms, including a cash flow sweep, which would allow UBS, Citibank and Wells Fargo, as applicable, to control interest payments from our borrowers under our loans that are financed under our respective Master Repurchase Facilities, and the ability to accelerate dates of repurchase and institute margin calls, which may require us to pay down balances associated with one or more of our loans that are financed under our Master Repurchase Facilities.
As of September 30, 2026, we had a $102,232 aggregate outstanding principal balance under the BMO Facility.
As of September 30, 2026, we were in compliance with all covenants and other terms under our Secured Financing Facilities.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Fluctuations in interest rates and credit spreads, which may reduce the returns we may receive on our investments and increase our borrowing costs;
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
•Our ability to resolve loans with elevated risk ratings, including loans secured by office properties, on acceptable terms, and the risk that we may agree to discounted payoffs, modifications or other resolutions that result in realized losses, which may exceed our recorded allowance for credit losses and reduce our Distributable Earnings and our ability to pay or sustain distributions;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The table below provides information about our purchases of our equity securities during the quarter ended September 30, 2026.

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2026	8,645	$8.53	—	$—
September 2026	43,203	7.37	—	—
Total/weighted average	51,848	$7.57	—	$—
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
Item 6. Exhibits

Exhibit Number	Description
3.1	Declaration of Trust of the Company, dated December 21, 2021. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on December 22, 2021.)
3.2	Second Amended and Restated Bylaws of the Company, as of May 30, 2024. (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on June 3, 2024.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)
10.1	Second Amendment to Amended and Restated Master Repurchase Agreement, dated September 17, 2026, by and between TRMT CB Lender LLC and Citibank, N.A. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVEN HILLS REALTY TRUST

By:	/s/ Thomas J. Lorenzini
Thomas J. Lorenzini President and Chief Investment Officer
Dated: October 27, 2026

By:	/s/ Matthew C. Brown
Matthew C. Brown Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: October 27, 2026